Form 10-Q
period 2006-10-01
BARE ESCENTUALS INC
filed 2006-11-15
CIK 1295557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-33048

Bare Escentuals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1062857
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

71 Stevenson Street, 22nd Floor
San Francisco, CA 94105
(Address of principal executive offices with zip code)

(415) 489-5000
 (Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

At November 15, 2006, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 89,315,593.

Table of Contents

Bare Escentuals, Inc.
INDEX

PART I—FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	October 1, 2006	January 1, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,498	$18,675
Inventories	59,044	34,331
Accounts receivable, net of allowances of $3,113 and $2,225 at October 1, 2006 and January 1, 2006, respectively	28,029	17,891
Prepaid income taxes	4,801	—
Prepaid expenses and other current assets	4,539	3,179
Deferred tax assets	3,050	3,050
Total current assets	106,961	77,126
Property and equipment, net	18,655	9,829
Intangible assets, net	6,085	6,085
Deferred tax assets	1,523	1,005
Other assets	5,471	850
Total assets	$138,695	$94,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$17,963	$12,667
Accounts payable	27,352	12,974
Accrued liabilities	19,361	16,343
Accrued restructuring charges	294	292
Income taxes payable	—	135
Total current liabilities	64,970	42,411

Long-term debt, less current portion	690,045	377,166
Deferred rent	2,782	2,470
Accrued restructuring charges	—	132
Long-term employee benefits	477	148

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 200,000 shares authorized; 70,915 and 69,109 shares issued and outstanding at October 1, 2006 and January 1, 2006, respectively	71	69
Additional paid-in capital	3,334	1,887
Accumulated deficit	(622,984)	(329,388)
Total stockholders’ deficit	(619,579)	(327,432)
Total liabilities and stockholders’ deficit	$138,695	$94,895

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(unaudited)
Sales, net	$97,947	$67,634	$284,047	$179,946
Cost of goods sold	26,890	19,308	79,023	50,498
Gross profit	71,057	48,326	205,024	129,448
Expenses:
Selling, general and administrative	34,467	26,210	97,323	71,489
Depreciation and amortization, relating to selling, general and administrative	552	324	1,523	676
Stock-based compensation, relating to selling, general and administrative	1,365	310	3,832	930
Restructuring charges	114	643	114	643
Asset impairment charge	—	1,055	—	1,055
Operating income	34,559	19,784	102,232	54,655
Interest expense	(19,723)	(4,333)	(41,593)	(12,646)
Debt extinguishment costs	—	—	(3,391)	(10,558)
Interest income	348	60	979	70
Income before provision for income taxes	15,184	15,511	58,227	31,521
Provision for income taxes	6,304	6,135	24,339	12,468
Net income	$8,880	$9,376	$33,888	$19,053

Net income per share:
Basic	$0.13	$0.14	$0.48	$0.28
Diluted	$0.12	$0.13	$0.47	$0.28
Cash dividend per common share	$—	$—	$1.79	$4.81

Weighted-average shares used in per share calculations:
Basic	70,839	68,270	69,920	67,217
Diluted	73,511	70,830	72,361	68,702

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	October 1, 2006	October 2, 2005
	(unaudited)
Operating activities
Net income	$33,888	$19,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,523	676
Amortization of debt issuance costs	230	404
Write-off of debt issuance costs upon extinguishment of debt	3,391	10,558
Stock-based compensation	3,832	930
Asset impairment	—	1,055
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(7,507)	—
Deferred income tax provision (benefit)	(518)	—
Other	4	98
Changes in assets and liabilities:
Inventories	(24,713)	(7,782)
Accounts receivable	(10,138)	(3,643)
Income taxes	2,571	1,739
Prepaid expenses and other current assets	(1,360)	(918)
Other assets	(326)	(381)
Accounts payable and accrued liabilities	17,396	5,821
Other liabilities	511	1,065
Net cash provided by operating activities	18,784	28,675

Investing activities
Purchase of property and equipment	(10,353)	(6,283)

Financing activities
Proceeds from issuance of Senior Term Loans and First and Second Lien Credit Loans	206,583	224,500
Repayments on Senior Term Loans and First and Second Lien Credit Loans	(12,146)	(69,550)
Proceeds from issuance of Subordinated Notes Payable	125,000	—
Repayments on Subordinated Notes Payable	—	(42,000)
Payments for deferred loan costs	(4,122)	(8,230)
Payment of transaction costs in connection with the initial public offering	(2,614)	—
Dividend paid in connection with the Recapitalization transactions	(340,427)	(122,431)
Excess tax benefit from stock option exercises and disqualifying disposition of shares	7,507	—
Exercise of stock options	1,309	248
Common stock repurchased	(998)	—
Proceeds from issuance of common stock to directors	300	—
Net cash used in financing activities	(19,608)	(17,463)
Net (decrease) increase in cash and cash equivalents	(11,177)	4,929
Cash and cash equivalents, beginning of period	18,675	4,442
Cash and cash equivalents, end of period	$7,498	$9,371

Supplemental disclosure of cash flow information
Cash paid for interest	$39,235	$13,326
Cash paid for income taxes	$22,282	$12,125

Supplemental disclosure of noncash financing activities
Construction allowance received in connection with corporate office lease	$—	$1,376
Shares issued in lieu of transaction fees	$2,442	$—

See accompanying notes.

BARE ESCENTUALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Business

Bare Escentuals, Inc. together with its subsidiaries (‘‘Bare Escentuals’’ or the ‘‘Company’’) develops, markets, and sells branded cosmetics, skin care and body care products under the i.d. bareMinerals, i.d., RareMinerals and namesake Bare Escentuals brands, and professional skin care products under the md formulations brand. The i.d. bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model consisting of infomercials, home shopping television, specialty beauty retailers, Company-owned boutiques, and spas and salons. The Company’s international distributors are primarily located in Western Europe, Asia, and Australia.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Quarter

The Company’s fiscal quarters end on the Sunday closest to March 31, June 30, September 30 and December 31, respectively.  The three months ended October 1, 2006 and October 2, 2005 each contained 13 weeks.  The nine months ended October 1, 2006 and October 2, 2005 each contained 39 weeks.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of October 1, 2006, the condensed consolidated statements of operations for the three and nine months ended October 1, 2006 and October 2, 2005, and the condensed consolidated statements of cash flows for the nine months ended October 1, 2006 and October 2, 2005, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of October 1, 2006, its results of operations for the three and nine months ended October 1, 2006 and October 2, 2005, and its cash flows for the nine months ended October 1, 2006 and October 2, 2005. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2006. The condensed consolidated balance sheet as of January 1, 2006 has been derived from the audited consolidated balance sheet as of that date.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Form S-1 which was declared effective by the Securities and Exchange Commission (“SEC”) on September 28, 2006.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Cash and Cash Equivalents

Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase.

Supply and Fulfillment Concentration Risks

All of the Company’s products are contract manufactured or supplied by third parties. The Company has a long-term contract with only one of its suppliers. The term of this contract expires on April 30, 2011. The fact that the Company does not have long-term contracts with all of its third party manufacturers means that those manufacturers could cease manufacturing the Company’s products at any time and for any reason.

Additionally, the Company depends on one third party for the fulfillment of its infomercial sales, including inventory management, call center operation, website hosting and packing and shipping of product to customers. The Company’s contract with this service provider expires on December 31, 2007, and it will automatically renew for one-year periods unless either party gives 90-day written notice of its intention not to so renew.

Concentration of Credit Risk and Credit Risk Evaluation

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held with various domestic financial institutions with high credit standing. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

Sales generated through credit card purchases for the three and nine months ended October 1, 2006 were approximately 53.2% and 50.8%, respectively, and approximately 53.8% and 56.0% for the three and nine months ended October 2, 2005, respectively.  The Company uses third parties to collect its credit card receivables and, as a consequence, believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its wholesale customers not paying by credit card and acquires credit insurance for certain international customers. Generally, the Company does not require collateral.  An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.  The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable:

	October 1, 2006	January 1, 2006
Customer A	15%	14%
Customer B	42%	28%
Customer C	19%	33%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Customer A	—	12%	13%	14%
Customer B	14%	—	12%	—
Customer C	14%	11%	14%	—

As of October 1, 2006 and January 1, 2006, the Company had no off-balance sheet concentrations of credit risk, such as option contracts or other hedging arrangements.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair value of the Company’s variable-rate debt approximates its carrying value, since the rate of interest on the variable-rate debt is determined at a margin over LIBOR or the lenders’ base rate plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio, and such rates are revised frequently, based upon current LIBOR or the lenders’ base rate. The estimated fair value of the Company’s fixed-rate debt approximates its carrying value at October 1, 2006, as the debt was issued in the second fiscal quarter of 2006.

Inventories

Inventories consist of finished goods and raw materials and are stated at the lower of cost or market, determined on a weighted-average basis. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such writedowns establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Furniture and equipment, including computers, are depreciated using the straight-line method over the estimated useful lives of the various assets, which are generally three to seven years. Fixtures and leasehold improvements are amortized using the straight-line method over the lesser of the lease term, which ranges from five to ten years, or the estimated useful lives of the assets. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods, to determine estimated useful lives.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company periodically evaluates whether changes have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted sum of expected future operating cash flows during their holding period to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows.

During the nine months ended October 2, 2005, the Company abandoned a contract with a software vendor and recognized an impairment charge of $1,055,000. The costs associated with the termination of the contract relate primarily to the cost of the software license arrangement and other capitalized costs that were accounted for as development in progress, as the software had not yet been placed in service. As of January 1, 2006, there were no remaining amounts to be paid under the contract.

Goodwill and Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisition of Bioceutix, Inc. in December 2001. Trademarks acquired in the acquisition relate to the Company’s exclusive rights to make, use, and sell the brands acquired and, together with goodwill, were deemed to be indefinite-lived at the acquisition date.

Goodwill and indefinite-lived intangibles are not amortized, but rather are subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives, generally two to three years, and were fully amortized as of January 2, 2005. The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date. In evaluating goodwill, management compares the total book value of the reporting unit to the fair value of those reporting units. The fair value of the Company is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Through October 1, 2006, no impairment charge has been required.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method. Debt issuance costs paid directly to lending institutions are recorded as a debt discount, while debt issuance costs paid to third parties are recorded as other assets. In June 2006, the Company agreed with the lenders under the senior secured credit facilities to restructure the credit facilities to increase the Company’s borrowings by an additional aggregate principal amount of $206,583,000 (the ‘‘June 2006 Recapitalization’’). The Company wrote off the remaining unamortized debt issuance costs of $867,000 and expensed as debt extinguishment costs $2,524,000 of fees paid directly to the lender, as the amendment was determined to be substantially different in accordance with the provisions of EITF 96-19. In June 2006, the Company also issued 15% senior subordinated notes in the aggregate principal amount of $125,000,000. The Company capitalized $2,411,000 of third-party costs related to these credit agreements and capitalized $1,315,000 of costs related to the senior subordinated notes as a debt discount.

Recapitalization Transactions

In February 2005, we incurred approximately $224.5 million of new indebtedness, repaid a total of $92.6 million of existing debt and paid a special dividend to stockholders of $122.4 million.  In October 2005, we incurred approximately $187.5 million of new indebtedness and paid a special dividend to stockholders of $183.5 million.  In June 2006, we incurred approximately $331.6 million of new indebtedness and paid a special dividend to stockholders of $340.4 million.  We refer to these transactions as our February 2005 recapitalization, October 2005 recapitalization and June 2006 recapitalization, respectively.

Stock-Based Compensation

Effective January 3, 2005, the Company adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (‘‘Statement 123(R)’’). Statement 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to Statement 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. The Company elected to adopt the modified-prospective-transition method, as provided by Statement 123(R). Under this transitional method, the Company is required to record compensation expense in the consolidated statement of operations for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of Statement 123(R), and for the unvested portion of previously granted awards as of January 3, 2005 using the grant-date fair value estimated in accordance with the provisions of Statement 123.

The compensation cost charged to operations pursuant to Statement 123(R) was $1,365,000 and $3,654,000 and for the three and nine months ended October 1, 2006, respectively and $310,000 and $903,000 for the three and months ended October 2, 2005, respectively. The Company records stock-based compensation on a separate operating expense line item in its statement of operations due to the fact that, to date, all of its stock-based awards have been made to employees whose salaries are classified as selling, general and administrative expenses.

Revenue Recognition

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale), infomercial customers, and internet customers or when purchased by customers at retail boutiques, each net of estimated returns. For consignment sales, which include sales to QVC, the Company recognizes sales, net of expected returns from consignees, upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at retail locations. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return that are accounted for in accordance with Statement 48, Revenue Recognition When Right of Return Exists. The Company’s standard terms for retail sales, including infomercial sales and sales at retail boutiques, limit returns to approximately 30 to 60 days after the sale of the merchandise. For wholesale sales, as is customary in the cosmetics industry, the Company allows returns from wholesale customers if properly requested and approved. The Company regularly evaluates returns and accrues for expected future returns that relate to sales prior to the balance sheet date utilizing a combination of historical and current trends. Deferred revenue reflects amounts received from customers related to merchandise to be shipped in future periods.

Payments to Customers

For wholesale sales, the Company makes payments to certain customers for cooperative advertising, commissions and shared employee costs. In accordance with the provisions of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), these fees are recorded as a reduction of net sales in the accompanying consolidated statements of operations, unless the Company determines it has received an identifiable benefit and can reasonably estimate the fair value of that benefit.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from the Company’s distribution facilities to customers are recorded in cost of goods sold. Third-party fulfillment costs relating to warehousing, storage, and order processing are included in selling, general and administrative expenses.

Pre-Opening Costs

Costs incurred in connection with the start-up and promotions of new Company-owned boutiques are expensed as incurred.

Operating Leases

The Company leases retail boutiques, a distribution facility, and office space under operating leases. Most lease agreements contain rent holidays, rent escalation clauses, contingent rent provisions and/or tenant improvement allowances. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the original terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed by management to be reasonably assured at lease inception. For tenant improvement allowances recorded as assets, the Company also records a deferred rent liability in the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense in the consolidated statements of income. For scheduled rent escalation clauses and rent holidays during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.

Research and Development

Research and development costs are charged to operations as incurred. Major components of research and development expenses consist of product formulation, testing, regulatory analysis, and compliance.

Advertising Costs

The Company purchases commercial airtime on various television stations throughout the United States in order to air its direct-response program, or ‘‘infomercial.’’ The Company expenses costs associated with purchasing airtime as incurred. The Company expenses production costs associated with advertising as incurred, except for production costs for its infomercial, which are capitalized and amortized over their expected period of future benefit.

Other advertising costs such as media placements, public relations and marketing brochures are expensed as incurred. Marketing brochures are accounted for as prepaid assets and are expensed based on usage, or at such time that they are no longer expected to be used, in which case their cost is expensed at that time.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is expected to be realized on a more-likely-than-not basis. Deferred tax expense results from changes in net deferred tax assets or liabilities between periods.

Earnings per Share

A calculation of earnings per share, as reported is as follows (in thousands):

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Numerator:

Net income	$8,880	$9,376	$33,888	$19,053

Denominator:
Weighted average common shares used in per share calculations — basic	70,839	68,270	69,920	67,217
Add: Common stock equivalents from exercise of stock options	2,672	2,560	2,441	1,485
Weighted-average common shares used in per share calculations — diluted	73,511	70,830	72,361	68,702
Net income per share
Basic	$0.13	$0.14	$0.48	$0.28
Diluted	$0.12	$0.13	$0.47	$0.28

For the three and nine months ended October 1, 2006, options to purchase 54,250 were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. For the three and nine months ended October 2, 2005, there were no anti-dilutive common shares excluded from the calculation of weighted average shares for diluted net income per share.

Comprehensive Income

The Company does not have any items of other comprehensive income; therefore, net income is equal to comprehensive income for all periods presented.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company does not intend to modify its current accounting policy of recording sales tax collected on a net basis. Therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (‘‘FIN 48’’). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as ‘‘more-likely-than-not’’ to be sustained. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position and results of operations. The Company will adopt FIN 48 on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007.  The Company will adopt Statement 157 during its fiscal year ending December 28, 2008. The Company is currently in the process of determining the impact, if any, of adopting the provisions of Statement 157 but it is not expected to have a material impact on the Company’s financial position or results of operations.

3.              Inventories

Inventories consisted of the following (in thousands):

	October 1, 2006	January 1, 2006
Raw materials and components	$3,442	$1,679
Finished goods	55,602	32,652
	$59,044	$34,331

4.              Property and Equipment, Net

 Property and equipment, net, consisted of the following (in thousands):

	October 1, 2006	January 1, 2006
Furniture and equipment	$4,116	$3,477
Computers	3,404	2,389
Leasehold improvements	15,707	8,496
	23,227	14,362
Accumulated depreciation	(4,572)	(4,533)
Property and equipment, net	$18,655	$9,829

5.              Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	October 1, 2006	January 1, 2006
Goodwill	$2,852	$2,852
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
	7,844	7,844
Accumulated amortization	(1,759)	(1,759)
Intangible assets, net	$6,085	$6,085

As of January 2, 2005, the Company’s amortizable intangible assets were fully amortized.

6.              Other Assets

Other assets consisted of the following (in thousands):

	October 1, 2006	January 1, 2006
Debt issuance costs, net of accumulated amortization of $134 and $26 at October 1, 2006 and January 1, 2006, respectively	$2,277	$597
Offering costs	2,614	—
Other assets	580	253
	$5,471	$850

7.              Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	October 1, 2006	January 1, 2006
Interest	$7,907	$5,876
Employee compensation and benefits	5,795	4,334
Gift certificates and customer liabilities	1,565	1,920
Product development costs	—	1,000
Sales taxes and local business taxes	1,009	936
Deferred revenue	2	361
Other	3,083	1,916
	$19,361	$16,343

8.              Revolving Lines of Credit

In conjunction with the February 2005 Recapitalization, the Company established a new revolving credit facility of up to $15,000,000 (the ‘‘Revolver’’), the proceeds of which were to provide financing for working capital and other general corporate purposes of the Company and its subsidiaries. This new revolving credit facility has a term of six years expiring on February 18, 2011.

In connection with the June 2006 Recapitalization, the Company increased the Revolver to $25,000,000, the proceeds of which are to be used to provide financing for working capital and other general corporate purposes of the Company and its subsidiaries. At October 1, 2006, the entire $25,000,000 was available and there were no outstanding borrowings. The Company is required to pay commitment fees of 0.5% per annum on any unused portions of the facility. Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either a margin over LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio (3.0% plus LIBOR or 2.0% plus lenders’ base rate; actual rate of 8.08% at October 1, 2006 and 7.25% at January 1, 2006).

9.              Long-Term Debt

Long-term debt consisted of the following (in thousands):

	October 1, 2006	January 1, 2006
First Lien Credit Loans	$350,269	$243,833
Second Lien Credit Loans	234,000	146,000
Subordinated Notes Payable	125,000	—
Discount on long-term debt	(1,261)	—
	708,008	389,833
Less current portion	(17,963)	(12,667)
Total long-term debt, net of current portion	$690,045	$377,166

Subordinated Notes Payable

On June 7, 2006, in connection with the June 2006 Recapitalization, the Company entered into a Note Purchase Agreement pursuant to which the lenders named therein agreed to purchase $125,000,000 of 15.0% Senior Subordinated Notes due June 7, 2014 (the ‘‘June 2006 Subordinated Notes’’). The June 2006 Subordinated Notes are unsecured and subordinated in priority of payment to the Company’s obligations under the First and Second Lien Credit Agreements.

First and Second Lien Credit Loans

On June 7, 2006, the Company agreed with the lenders under the senior secured credit facilities to restructure the then-existing credit facilities to increase the Company’s borrowings by an additional aggregate principal amount of $331,583,000, comprised of additional First Lien Term Loans of $118,583,000 and additional Second Lien Term Loans of $88,000,000, the proceeds of which were used together with the June 2006 Subordinated Notes of $125,000,000, to pay a dividend to holders of the Company’s common stock in the aggregate amount of $340,427,000 and to pay transaction costs in connection with the June 2006 Recapitalization.  The maturity dates of the First Lien Term Loans and Second Lien Term Loans were not adjusted.

The First Lien Term Loans have a term of seven years expiring on February 18, 2012, the Second Lien Term Loans have a term of eight years expiring on February 18, 2013 and the Senior Subordinated Loans have a term of eight years expiring on June 7, 2014. The First Lien Term Loans bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio.  Borrowings on the Second Lien Term Loans generally bear interest at a rate equal to, at the Company’s option, either 7.0% over LIBOR or 6.0% over the lender’s base rate. As of October 1, 2006 and January 1, 2006, the interest rates on the First Lien Term Loans were accruing at 8.08% and 7.25% and the Second Lien Term Loans were accruing at 14.25% and 11.25%, respectively.

All borrowings under the Revolver (Note 8) and the First Lien Term Loans and Second Lien Term Loans are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the Company’s senior secured credit facilities require it to comply with financial covenants, including maintaining leverage and fixed charge coverage ratios and limitations, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under senior secured credit facilities as of October 2, 2007, and limiting capital expenditures. The Company has not entered into any hedging activities as of October 1, 2006 and January 1, 2006. Some of the financial covenants become more restrictive over the term of the secured credit facilities. The secured credit facilities also contain nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates.

On September 11, 2006, the Company’s First Lien Credit Agreement was amended to permit the issuance of up to $135,000,000 in supplemental term loans under that credit agreement concurrently with or following a public offering and upon satisfaction of a maximum leverage test and other conditions contained in that credit agreement. The proceeds of those supplemental term loans must be applied to repay the Company’s existing indebtedness or to pay fees and expenses of certain transactions, including a public offering, as described in that credit agreement. The financial covenants, interest rates and scheduled maturity terms of the Company’s existing debt were not changed by the amendment.

Scheduled Maturities of Long-Term Debt

At October 1, 2006, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
Remainder of the year ending December 31, 2006	$4,491
December 30, 2007	17,962
December 28, 2008	17,962
January 3, 2010	17,962
January 2, 2011 and thereafter	650,892
$709,269

10.  Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, a warehouse, its corporate offices, and certain equipment under noncancelable operating leases with various expiration dates through June 2017. Additionally, in connection with the Company’s restructuring (Note 15), the Company sublet part of the facilities it exited. The future minimum annual payments and anticipated sublease income under such leases in effect at October 1, 2006, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
Remainder of the year ending December 31, 2006	$793	$44	$749
December 30, 2007	4,714	36	4,678
December 28, 2008	4,635	—	4,635
January 3, 2010	4,575	—	4,575
January 2, 2011	4,308	—	4,308
Thereafter	20,025	—	20,025
	$39,050	$80	$38,970

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $2,238,000 and $5,932,000 for the three and nine months ended October 1, 2006, respectively, and $1,372,000, and $3,874,000 for the three and nine months ended October 2, 2005, respectively.  Total rent expense included contingent rentals of $394,000 and $1,117,000 for the three and nine months ended October 1, 2006, respectively, and $235,000, and $756,000 for the three and nine months ended October 2, 2005, respectively.  Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions.  As of October 1, 2006, under the terms of its corporate office lease, the Company issued an irrevocable standby letter of credit of $387,000 to the lessor for the term of the lease.

Royalty Agreements

The Company is a party to a license agreement (the ‘‘License’’) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments from the Company. The minimum royalty amount was $500,000 for 2005; the minimum will increase to $600,000 for 2006 and remain at $600,000 for 2007 and thereafter. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the three and nine months ended October 1, 2006 was $150,000, and $450,000, respectively, and $125,000, and $375,000 for the three and nine months ended October 2, 2005, respectively.

In the year ended January 1, 2006, the Company entered into an agreement to obtain a worldwide exclusive right to license, develop, commercialize, and distribute certain licensed ingredients to be used in products to be sold by the Company. This agreement requires the Company to make payments upon achievement of certain product milestones. In addition, this agreement requires the Company to pay a royalty of 3.5% of the net sales upon successful launch of the first product, subject to certain minimum annual royalty amounts. The Company’s expense under this agreement for the three and nine months ended October 1, 2006 was $238,000, and $430,000, respectively, and $187,000, and $750,000 for the three and nine months ended October 2, 2005, respectively.

Contingencies

The Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company’s financial position or results of operation.

11.  Related-Party Transactions

On June 10, 2004, the Company entered into a Management Agreement (‘‘Berkshire Agreement’’) with Berkshire. Under the Berkshire Agreement, the Company engaged Berkshire to provide management advisory services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the agreement. The Berkshire Agreement was terminated upon completion of our initial public offering on October 4, 2006 (Note 16). Total management fees plus expenses recognized under the Berkshire Agreement for the three and nine months ended October 1, 2006 was $92,000, and $273,000, respectively, and $91,000, and $274,000 for the three and nine months ended October 2, 2005, respectively, and was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

On June 10, 2004, the Company also entered into a Management Agreement (‘‘JHP Agreement’’) with JHP. Under the JHP Agreement, the Company engaged JHP to provide management advisory services in connection with the general business operations of the Company.  In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the JHP Agreement. The JHP Agreement was terminated upon completion of our initial public offering on October 4, 2006 (Note 16). Total management fees plus expenses recognized under this Agreement for the three and nine months ended October 1, 2006 was $75,000, and $282,000, respectively, and $75,000, and $230,000 for the three and nine months ended October 2, 2005, respectively, and was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the February 2005 Recapitalization, the Company paid to Berkshire and JHP approximately $2,395,000 relating to transactional fees and expenses. In connection with the June 2006 Recapitalization, the Company issued 102,022 shares of common stock to each of Berkshire and JHP relating to transactional fees and expenses. The Company valued the common stock at $10.43 per share, representing the estimated fair value of the shares of the Company’s common stock based on a contemporaneous valuation obtained from an independent valuation firm. This amount was capitalized as debt issuance costs.

The holders of the Senior Term Loans issued in connection with the February 2005 Recapitalization are also stockholders of the Company. Fees paid to these lenders in connection with the February 2005 Recapitalization totaled $2,395,0000 and were reflected as debt extinguishment costs in the nine months ended October 2, 2005.  Additionally, the Company paid a prepayment penalty of $2,700,000 that was reflected as debt extinguishment costs in the nine months ended October 2, 2005.

The holders of the Senior Term Loans issued in connection with June 2006 Recapitalization are also stockholders of the Company. Fees paid to these lenders in connection with the June 2006 Recapitalization totaled $2,524,000 and were reflected as debt extinguishment costs in the nine month period ended October 1, 2006.

FH Capital Partners LLC is 50%-owned by an affiliate of the Company’s former chairman, a major stockholder. In December 2001 and May 2002, the Company entered into agreements with FH Capital Partners LLC to rent certain computer hardware, software, and licenses under operating lease agreements. Rental expense recognized relating to these arrangements for the three and nine months ended October 1, 2006 were $7,500 and $20,000, respectively, and $7,500 and $22,500 for the three and nine months ended October 2, 2005, respectively was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

12.  Stockholders’ Equity

Common Stock

In September 2006, the Company’s board of directors and stockholders approved a 1.5-for-one split of its common stock and a change in the par value of its common stock from $0.01 to $0.001, which were effected on September 12, 2006. All common stock, common stock equivalents, options and warrants to purchase common stock, and per share amounts in the condensed consolidated financial statements have been adjusted retroactively to reflect the stock split and change in par value. In addition, the Company’s board of directors and stockholders approved an increase in the authorized common stock to 200,000,000 shares.

13.  Stock-Based Employee Compensation Plans

As of October 1, 2006, the Company had reserved 10,817,492 shares of common stock for issuance.

2004 Equity Incentive Plan

On June 10, 2004, the board of directors adopted the 2004 Equity Incentive Plan (the ‘‘2004 Plan’’). The Company reserved a total of 11,564,718 shares for new grants under the 2004 Plan.  The 2004 Plan provides for the issuance of non-qualified stock options for common stock to employees, directors, consultants, and other associates. The options generally vest at a rate of 20% per year from the date of grant and have a maximum term of ten years.

A summary of activity under the 2004 Plan is set forth below. All exercise prices have been adjusted to reflect the impact of the exercise price modifications in connection with the February 2005, October 2005 and June 2006 Recapitalizations.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at January 1, 2006	4,393,983	6,441,440	$0.87
Granted	(2,089,386)	2,089,386	6.70
Exercised	—	(1,679,704)	0.78
Canceled	533,630	(533,630)	2.64
Cancellation of remaining options available for grant	(2,838,227)	—	—
Balance at October 1, 2006	—	6,317,492	$2.68

At October 1, 2006, total outstanding options vested under the 2004 Plan were 22,500 at a weighted-average exercise price of $1.87.

The total intrinsic value of options exercised under the 2004 Plan for the nine months ended October 1, 2006 was $19,333,000.

In conjunction with the adoption of the 2006 Plan, no additional options were permitted to be granted under the 2004 Plan.  In addition, any options cancelled under the 2004 Plan will become available to grant under the 2006 Plan.

2006 Equity Incentive Plan

On September 12, 2006, the stockholders of the Company approved the 2006 Equity Incentive Award Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. A total of 4,500,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant. Those awards generally vest over a period of five years from the date of grant and have a maximum term of ten years.

A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at September 28, 2006 (inception)	4,500,000	—	$—
Granted	(54,250)	54,250	22.00
Balance at October 1, 2006	4,445,750	54,250	$22.00

At October 1, 2006, there were no outstanding options vested under the 2006 Plan.

The total cash received from employees as a result of employee stock option exercises under all plans for the nine months ended October 1, 2006 was $1,309,000. In connection with these exercises, the tax benefits realized by the Company for the nine months ended October 1, 2006 were $7,507,000.

14.  Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities about where separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (‘‘CODM’’) in deciding how to allocate resources and assessing performance. The Company’s Chief Executive Officer has been identified as the CODM as defined by Statement 131, Disclosures about Segments of an Enterprise and Related Information.  The Company has determined that it operates in two business segments: Retail with sales to end users, and Wholesale with sales to resellers. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Retail segment consists of sales directly to end users through Company-owned boutiques and infomercials. The Wholesale segment consists of sales to resellers, home shopping television, specialty beauty retailers, spas and salons, and international distributors. The following table presents certain financial information for each segment. Operating income is the gross margin of the segment less direct expenses of the segment. Some direct expenses, such as media and advertising spend, do impact the performance of the other segment, but these expenses are recorded in the segment they directly relate to and are not allocated out to each segment. The Corporate column includes unallocated selling, general and administrative expenses, depreciation and amortization, stock-based compensation expenses, restructuring charges and asset impairment charges. Corporate selling, general and administrative expenses include headquarters facilities costs, distribution center costs, product development costs, corporate headcount costs and other corporate costs, including information technology, finance, accounting, legal and human resources costs.

	Retail	Wholesale	Corporate	Total
Three Months ended October 1, 2006
Sales, net	$48,113	$49,834	$—	$97,947
Cost of goods sold	9,018	17,872	—	26,890
Gross profit	39,095	31,962	—	71,057
Operating expenses:
Selling, general and administrative	20,768	1,819	11,880	34,467
Depreciation and amortization	200	—	352	552
Stock-based compensation	—	—	1,365	1,365
Restructuring charges	—	—	114	114
Total expenses	20,968	1,819	13,711	36,498
Operating income (loss)	18,127	30,143	(13,711)	34,559
Interest expense				(19,723)
Interest income				348
Income before provision for income taxes				15,184
Provision for income taxes				6,304
Net income				$8,880

	Retail	Wholesale	Corporate	Total
Three Months ended October 2, 2005
Sales, net	$34,004	$33,630	$—	$67,634
Cost of goods sold	7,730	11,578	—	19,308
Gross profit	26,274	22,052	—	48,326
Operating expenses:
Selling, general and administrative	14,935	2,828	8,447	26,210
Depreciation and amortization	103	—	221	324
Stock-based compensation	—	—	310	310
Restructuring charges	—	—	643	643
Asset impairment charge	—	—	1,055	1,055
Total expenses	15,038	2,828	10,676	28,542
Operating income (loss)	11,236	19,224	(10,676)	19,784
Interest expense				(4,333)
Interest income				60
Income before provision for income taxes				15,511
Provision for income taxes				6,135
Net income				$9,376

	Retail	Wholesale	Corporate	Total
Nine Months ended October 1, 2006
Sales, net	$134,730	149,317	$—	284,047
Cost of goods sold	26,760	52,263	—	79,023
Gross profit	107,970	97,054	—	205,024
Operating expenses:
Selling, general and administrative	59,264	6,314	31,745	97,323
Depreciation and amortization	527	—	996	1,523
Stock-based compensation	—	—	3,832	3,832
Restructuring charges	—	—	114	114
Total expenses	59,791	6,314	36,687	102,792
Operating income (loss)	48,179	90,740	(36,687)	102,232
Interest expense				(41,593)
Debt extinguishment costs				(3,391)
Interest income				979
Income before provision for income taxes				58,227
Provision for income taxes				24,339
Net income				$33,888

	Retail	Wholesale	Corporate	Total
Nine Months ended October 2, 2005
Sales, net	$94,933	$85,013	$—	$179,946
Cost of goods sold	21,365	29,133	—	50,498
Gross profit	73,568	55,880	—	129,448
Operating expenses:
Selling, general and administrative	44,334	7,085	20,070	71,489
Depreciation and amortization	326	—	350	676
Stock-based compensation	—	—	930	930
Restructuring charges	—	—	643	643
Asset impairment charge	—	—	1,055	1,055
Total expenses	44,660	7,085	23,048	74,793
Operating income (loss)	28,908	48,795	(23,048)	54,655
Interest expense				(12,646)
Debt extinguishment costs				(10,558)
Interest income				70
Income before provision for income taxes				31,521
Provision for income taxes				12,468
Net income				$19,053

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	October 1, 2006	January 1, 2006
Retail	$7,596	$3,566
Wholesale	—	—
Corporate	11,195	6,395
	$18,791	$9,961

Long-lived assets allocated to the retail segment consist of fixed assets and deposits for retail stores. The wholesale segment does not have any long lived assets as the Company does not own fixtures within its wholesale customers. Long-lived assets in the corporate segment consist of fixed assets and deposits related to the Company’s corporate offices and distribution center.

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands):

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
United States	$93,408	$62,573	$271,127	$168,714
International	4,539	5,061	12,920	11,232
Sales, net	$97,947	$67,634	$284,047	$179,946

15.  Restructuring Costs

As a result of the Company’s growth and a change in strategy to improve its operations, the Company relocated both the corporate and distribution center facilities during the year ended January 1, 2006. Related to these relocations, the Company exited two facilities that had operating lease commitments through 2007. These exit costs were accounted for in accordance with Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Facility costs primarily represent closure and relocation costs of the Company’s corporate headquarters and distribution center. Closure costs include payments required under lease contracts after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the closure costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates).  During the three months ended October 1, 2006, the Company discontinued the use of one of its office floors located at its former corporate facility and recorded additional restructuring costs of $114,000.  As of January 1, 2006 and October 1, 2006, the remaining $424,000 and $294,000 accrual, respectively, of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through June 2007.

The following table set forth the exit activities for the nine months ended October 1, 2006 (in thousands):

Accrual balance at January 1, 2006	$424
Cost incurred and charged to expense	114
Non-cash charges	—
Cash paid	(244)
Accrual balance at October 1, 2006	$294

16.       Subsequent Events

Initial Public Offering and Repayment of Subordinated Notes Payable and Second Lien Term Loans

On June 30, 2006, the Company filed a Registration Statement on Form S-1 (File No. 333-135484) with the Securities and Exchange Commission for an initial public offering of the Company’s common stock. As amended, the Registration Statement provided for the sale of 16.0 million shares of the Company’s common stock. In addition, the Company granted the underwriters the right to purchase up to an additional 2.4 million shares to cover over-allotments. The over-allotment was exercised on September 29, 2006 by the underwriters. The public offering closed on October 4, 2006. The Company received approximately $373.9 million in net proceeds from the offering, of which $372.5 million was used to repay all outstanding principal and interest owed on the June 2006 Subordinated Notes and the Second Lien Term Loans and a portion of the outstanding principal on the First Lien Term Loans.

Adoption of Amended and Restated Certificate of Incorporation

Upon completion of the Company’s initial public offering on October 4, 2006, the Company adopted an amended and restated Certificate of Incorporation providing for the authorization of 10,000,000 shares of undesignated preferred stock.

Pro Forma Balance Sheet

The following pro forma balance sheet reflects the receipt of $373.9 million for the sale of 18.4 million shares of common stock by the Company in its initial public offering at a price to the public of $22.00 per share, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, and the application of such proceeds and cash and cash equivalents to repay all outstanding principal and interest on the June 2006 Subordinated Notes and the Second Lien Term Loans and a portion of the outstanding principal on the First Lien Term Loans, the termination of the Berkshire Agreement and JHP Agreements of $1.8 million and the non-cash write-off of unamortized discount and debt issuance costs of $2.5 million.

	Historical	Pro Forma Adjustments for the Offering	Pro Forma for the Offering
Assets
Current assets:
Cash and cash equivalents	$7,498	$1,316	$8,814
Inventories	59,044		59,044
Accounts receivable, net	28,029		28,029
Income taxes receivable	4,801	1,787	6,588
Prepaid expenses and other current assets	4,539		4,539
Deferred tax assets	3,050		3,050
Total current assets	106,961	3,103	110,064
Property and equipment, net	18,655		18,655
Intangible assets, net	6,085		6,085
Deferred tax assets	1,523		1,523
Other assets	5,471	(3,773)	1,698
Total assets	$138,695	$(670)	$138,025
Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	17,963		17,963
Accounts payable	27,352	(835)	26,517
Accrued liabilities	19,361	(6,858)	12,503
Accrued restructuring charges	294		294
Total current liabilities	64,970	(7,693)	57,277
Long-term debt, less current portion	690,045	(364,338)	325,707
Deferred rent	2,782		2,782
Long-term employee benefits	477		477
Commitments and contingencies
Stockholders’ deficit:
Common stock	71	18	89
Additional paid-in capital	3,334	373,832	377,166
Accumulated deficit	(622,984)	(2,489)	(625,473)
Total stockholders’ deficit	(619,579)	371,361	(248,218)
Total liabilities and stockholders’ deficit	$138,695	$(670)	$138,025

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part II, Item 1A, “Risk Factors”. The following discussion should be read in conjunction with our unaudited condensed interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended January 1, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on September 29, 2006, and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Executive Overview

Founded in 1976, Bare Escentuals is one of the fastest growing prestige beauty companies in the U.S. and a leader by sales and consumer awareness in mineral-based cosmetics. We develop, market and sell branded cosmetics, skin care and body care products under our i.d. bareMinerals, i.d., RareMinerals and namesake Bare Escentuals brands, and professional skin care products under our md formulations brand.

We utilize a distinctive marketing strategy and a multi-channel distribution model consisting of infomercials, home shopping television on QVC, premium wholesale, including Sephora and Ulta, company-owned boutiques, spas and salons and online shopping. We believe that this strategy provides convenience to our consumers and allows us to reach the broadest possible spectrum of consumers.

Our business is comprised of two strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

•                  Our retail segment, which is characterized by sales directly to end users, includes our infomercials, which include sales through our website www.bareminerals.com, and company owned boutiques, which include sales through our website www.mdformulations.com. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue because a substantial percentage of new consumers participate in our continuity program. Our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations.

•                  Our wholesale segment, which is characterized by sales to resellers, includes premium wholesale; home shopping television; spas and salons; and international distributors. Our sales through home shopping television help us to build brand awareness, educate consumers through live product demonstrations and develop close connections with our consumers. We also sell to retailers that we believe feature our products in settings that support and reinforce our brand image and provide a premium in-store experience. Similarly, our spa and salon customers provide an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the benefits of our core products. Finally, we primarily sell our products in a number of international markets through a network of third-party distributors.

We manage our business segments to maximize sales growth and market share. We believe that our multi-channel distribution strategy maximizes convenience for our consumers, reinforces brand awareness, increases consumer retention rates, and drives corporate cash flow and profitability. Further, we believe that the broad diversification within our segments provides us with expanded opportunities for growth and reduces our dependence on any single distribution channel.  Within individual distribution channels, particularly those in our wholesale segment, financial results are often affected by the timing of shipments as well as the impact of key promotional events.

In evaluating our business, we also consider and use Adjusted EBITDA as a supplemental measure of our operating performance. We use EBITDA only to assist in the reconciliation of net income to Adjusted EBITDA. We define EBITDA as net income before interest, income tax, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for items that we do not consider reflective of our ongoing operations. See ‘‘—Non-GAAP Measures.’’

Basis of Presentation

We recognize revenue when merchandise is shipped from a warehouse to wholesale customers (except in the case of our consignment sales to QVC), infomercial customers and internet customers or when purchased by consumers at company-owned boutiques, each net of estimated returns. For our consignment sales to QVC, we recognize sales, net of estimated returns, upon QVC’s shipments to its customers. We recognize postage and handling charges we bill to customers as revenue upon shipment of the related merchandise.

Our cost of goods sold consists of the costs associated with the sourcing of our products, including the cost of the product and associated manufacturing costs, inbound freight charges, and internal transfer costs. Additionally, cost of goods sold includes postage and handling costs incurred upon shipment of merchandise. Our gross profit is dependent upon a variety of factors, including changes in the relative sales mix between our business segments, changes in the mix of products sold and fluctuations in material costs. Our gross margins differ significantly between product lines and our business segments, with sales in our retail segment generally yielding higher gross margins than our wholesale segment. These factors may cause gross profit to fluctuate from quarter to quarter. We anticipate that our cost of goods sold will increase in absolute dollars as we increase our total sales but will remain generally consistent with historical periods on an annual basis as a percentage of net sales depending on the mix of sales among our distribution channels.

Selling, general and administrative expenses include infomercial production and media costs, advertising costs, rent and other store operating costs and corporate costs such as management salaries, information technology, professional fees, finance and accounting personnel, human resources personnel and other administrative functions. Selling, general, and administrative expenses also include all of our distribution center and fulfillment costs, including all warehousing costs associated with our third-party fulfillment provider and receiving and inspection costs that we do not include in cost of goods sold, which are comprised primarily of headcount related costs at our own distribution center and at our third-party fulfillment provider. Receiving and inspection costs and warehousing costs are excluded from our gross margins and, therefore, our gross margins may not be comparable to those of other companies that choose to include certain of these costs in cost of goods sold. We are unable to provide an estimate of these costs but we believe these costs are not material. Fluctuations in selling, general and administrative expenses result primarily from changes in media and advertising expenditures, changes in fulfillment costs which increase proportionately with net sales, particularly infomercial sales, changes in store operating costs, which are affected by the number of stores opened in a period, and changes in corporate costs such as for headcount and infrastructure to support our operations. We anticipate that our selling, general and administrative expenses in fiscal year 2006 will increase in absolute dollars compared to fiscal year 2005 and also may increase as a percentage of total sales as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, such as increased legal and accounting costs, investor relations costs and higher insurance premiums.

Depreciation and amortization includes charges for the depreciation of property and equipment and the amortization of intangible assets. All of our intangible assets were fully amortized as of January 2, 2005. We anticipate that our depreciation and amortization expense will increase in absolute dollars in fiscal 2006 as we continue to open new boutiques and invest in information systems. We record our depreciation and amortization as a separate line item in our statement of operations because all such expense relates to selling, general and administrative costs.

Stock-based compensation includes charges incurred in recognition of compensation expense associated with grants of stock options and stock purchases. On January 3, 2005 we adopted the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). We record our stock-based compensation on a separate operating expense line item in our statement of operations due to the fact that, to date, all of our stock-based awards have been made to employees whose salaries are classified as selling, general and administrative costs.

Interest expense includes interest costs associated with our credit facilities and the amortization of deferred financing costs associated with these credit facilities. We anticipate that our interest expense in the future will decrease in absolute terms and as a percentage of net sales as a result of applying the proceeds from our initial public offering completed on October 4, 2006 to repay a portion of our outstanding indebtedness.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically, we have only been subject to taxation in the United States because we have either sold to consumers in the United States or sold to distributors in the United States who resold our products here and abroad. If we continue to sell our products exclusively to customers located within the United States, we anticipate that our future effective tax rate will be approximately 40% of our income before provision for income taxes. In the year ending December 31, 2006, we expect that our annual effective tax rate will be approximately 41.0% to 41.5%.  The anticipated reduction in the Company’s estimated effective tax rate from 41.8% for nine months ended October 1, 2006 to approximately 41.0% to 41.5% for the year ending December 31, 2006, is primarily due to the decrease in the non-deductible portion of the Company’s interest expense as a result of the repayment of a portion of our indebtedness from the proceeds of the Company’s initial public offering, which is being recorded as a discrete item in the fourth fiscal quarter of the year.  In addition, we anticipate that in the future we may start to sell our products directly to some customers located outside of the United States for international distribution, in which case we would become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly.

In February 2005, we incurred approximately $224.5 million of new indebtedness, repaid a total of $92.6 million of existing debt and paid a special dividend to stockholders of $122.4 million.  In October 2005, we incurred approximately $187.5 million of new indebtedness and paid a special dividend to stockholders of $183.5 million.  In June 2006, we incurred approximately $331.6 million of new indebtedness and paid a special dividend to stockholders of $340.4 million.  We refer to these transactions as our February 2005 recapitalization, October 2005 recapitalization and June 2006 recapitalization, respectively.

Results of Operations

The following is a discussion of our results of operations for the three months ended October 1, 2006 compared to the three months ended October 2, 2005 and for the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005.

The following table sets forth condensed consolidated statements of operations for the three and nine months ended October 1, 2006 and October 2, 2005:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended				Nine months ended
	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005
	(in thousands, except percentages)
Sales, net	$97,947	100.0%	$67,634	100.0%	$284,047	100.0%	$179,946	100.0%
Cost of goods sold	26,890	27.5	19,308	28.5	79,023	27.8	50,498	28.1
Gross profit	71,057	72.5	48,326	71.5	205,024	72.2	129,448	71.9
Expenses:
Selling, general and administrative	34,467	35.2	26,210	38.7	97,323	34.3	71,489	39.7
Depreciation and amortization	552	0.5	324	0.5	1,523	0.5	676	0.4
Stock-based compensation	1,365	1.4	310	0.5	3,832	1.4	930	0.5
Restructuring charges	114	0.1	643	0.9	114	0.0	643	0.3
Asset impairment charge	—	0.0	1,055	1.6	—	0.0	1,055	0.6
Operating income	34,559	35.3	19,784	29.3	102,232	36.0	54,655	30.4
Interest expense, net	(19,375)	(19.8)	(4,273)	(6.4)	(40,614)	(14.3)	(12,576)	(7.0)
Debt extinguishment costs	—	0.0	—	0.0	(3,391)	(1.2)	(10,558)	(5.9)
Income before provision for income taxes	15,184	15.5	15,511	22.9	58,227	20.5	31,521	17.5
Provision for income taxes	6,304	6.4	6,135	9.0	24,339	8.6	12,468	6.9
Net income	$8,880	9.1%	$9,376	13.9%	$33,888	11.9%	$19,053	10.6%

Net sales by business segment and distribution channel and percentage of net sales for the three and nine months ended October 1, 2006 and the three and nine months ended October 2, 2005 are as follows:

	Three Months Ended				Nine Months Ended
	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005
	(in thousands, except percentages)
Retail
Infomercial	$33,418	34.1%	$25,295	37.4%	$95,756	33.7%	$70,298	39.1%
Boutiques	14,695	15.0	8,708	12.9	38,974	13.7	24,636	13.7
Total retail	48,113	49.1	34,003	50.3	134,730	47.4	94,934	52.8
Wholesale
Premium wholesale	28,375	29.0	14,467	21.4	77,280	27.2	31,047	17.2
Home shopping television	8,862	9.1	8,299	12.3	36,145	12.7	25,846	14.4
Spas and salons	8,058	8.2	5,804	8.5	22,972	8.1	16,887	9.4
International	4,539	4.6	5,061	7.5	12,920	4.6	11,232	6.2
Total wholesale	49,834	50.9	33,631	49.7	149,317	52.6	85,012	47.2
Sales, net	$97,947	100.0%	$67,634	100.0%	$284,047	100.0%	$179,946	100.0%

Gross profit and gross margin by business segment for the three and nine months ended October 1, 2006 and the three and nine months ended October 2, 2005 are as follows:

	Three Months Ended				Nine Months Ended
	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005
	(in thousands, except percentages)
Retail	$39,095	81.3%	$26,274	77.3%	$107,970	80.1%	$73,568	77.5%
Wholesale	31,962	64.1	22,052	65.6	97,054	65.0	55,880	65.7
Gross profit/gross margin	$71,057	72.5%	$48,326	71.5%	$205,024	72.2%	$129,448	71.9%

Three months ended October 1, 2006 compared to three months ended October 2, 2005
   Sales, net

Net sales for the three months ended October 1, 2006 increased to $97.9 million from $67.6 million in the three months ended October 2, 2005, an increase of $30.3 million, or 44.8%. This increase was primarily attributable to continued growth in sales of our i.d. bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels and increase awareness through greater media spending. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased 41.5% to $48.1 million in the three months ended October 1, 2006 from $34.0 million in the three months ended October 2, 2005. Net sales from infomercials increased 32.1% to $33.4 million in the three months ended October 1, 2006 from $25.3 million in the three months ended October 2, 2005, as a result of increased media spending and the growth of sales in our continuity program. Net sales from boutiques increased 68.8% to $14.7 million in the three months ended October 1, 2006 from $8.7 million in the three months ended October 2, 2005, due to improved productivity at our existing locations as well as a net increase of three boutiques open as of October 1, 2006 compared to October 2, 2005. As of October 1, 2006 and October 2, 2005, we had 29 and 26 open company owned boutiques, respectively.

Wholesale. Net wholesale sales increased 48.2% to $49.8 million in the three months ended October 1, 2006 from $33.6 million in the three months ended October 2, 2005. Net sales in our premium wholesale channel increased 96.1% to $28.4 million in the three months ended October 1, 2006 from $14.5 million in the three months ended October 2, 2005, resulting from strong consumer demand and expansion into additional retail locations at Sephora and Ulta. Net sales to our home shopping television customer grew by 6.8% to $8.9 million in the three months ended October 1, 2006 from $8.3 million in the three months ended October 2, 2005, as a result of increased sales of our products through QVC’s website, catalogs and continuity programs. Net sales to spas and salons increased 38.8% to $8.1 million in the three months ended October 1, 2006 from $5.8 million in the three months ended October 2, 2005, largely due to the continued growth in sales of our core i.d. bareMinerals cosmetics line in this channel in which our sales historically had been concentrated in sales of our md formulations products. Net sales to our international distributors decreased by 10.3% to $4.5 million in the three months ended October 1, 2006 from $5.1 million in the three months ended October 2, 2005, primarily as a result of our focus on developing new businesses in key markets instead of growth through our existing distribution base and the timing of shipments to one customer in the three months ended October 2, 2005.

   Gross profit

Gross profit increased 47.0% to $71.1 million in the three months ended October 1, 2006 from $48.3 million in the three months ended October 2, 2005. Our retail segment gross profit increased 48.8% to $39.1 million in the three months ended October 1, 2006 from $26.3 million in the three months ended October 2, 2005, driven principally by growth in our infomercial and boutiques sales channels. Our wholesale segment gross profit increased 44.9% to $32.0 million in the three months ended October 1, 2006 from $22.1 million in the three months ended October 2, 2005, due to increases in sales across all wholesale distribution channels.

Gross margin increased approximately 1.0% to 72.5% in the three months ended October 1, 2006 from 71.5% in the three months ended October 2, 2005. This overall increase in the three months ended October 1, 2006 is primarily due to an increase in gross margins in the retail segment offset in part by a decrease in gross margins in the wholesale segment. Within the retail segment, gross margin increased to 81.3% in the three months ended October 1, 2006 from 77.3% in the three months ended October 2, 2005, primarily as a result of a change in the mix of products sold. Within the wholesale segment, gross margin decreased to 64.1% in the three months ended October 1, 2006 from 65.6% in the three months ended October 2, 2005, primarily as a result of a change in sales between channels and customers.

   Selling, general and administrative expenses

Selling, general and administrative expenses increased 31.5% to $34.5 million in the three months ended October 1, 2006 from $26.2 million in the three months ended October 2, 2005. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $3.4 million, including increased headcount costs, headquarters facilities costs, distribution center costs and other corporate costs, as well as increased expenses to support sales growth, including $1.0 million in increased fulfillment expenses and $1.4 million in increased media spending. As a percentage of net sales, selling, general and administrative expenses decreased 3.5% to 35.2% from 38.7%. This decrease in the three months ended October 1, 2006 is primarily due to wholesale segment sales, which have lower expenses as a percentage of net sales than retail segment sales, comprising a larger percentage of total net sales compared to the three months ended October 2, 2005.. Wholesale segment sales have increased by 48.2% compared to a 35.7% decrease in selling, general and administrative costs. The decrease in costs was mainly due to a decrease in advertising costs of $0.5 million and a decrease in third party fulfillment costs of $0.4 million as the company moved its wholesale fulfillment operations to its company owned facility.

   Depreciation and amortization

Depreciation and amortization expenses increased 70.4% to $0.6 million in the three months ended October 1, 2006 from $0.3 million in the three months ended October 2, 2005. This increase was primarily attributable to higher depreciation expense as a result of an increase in capital expenditures.

   Stock-based compensation

Stock-based compensation expense increased 340.3% to $1.4 million in the three months ended October 1, 2006 from $0.3 million in the three months ended October 2, 2005. This increase resulted from the granting of additional stock options and the impact of option modifications (as to exercise price and term) in connection with the February 2005, October 2005 and June 2006 recapitalizations.

   Restructuring charges

Restructuring charges decreased 82.3% to $0.1 million in the three months ended October 1, 2006 from $0.6 million in the three months ended October 2, 2005.  The decrease resulted from the discontinued use of one of our office floors located at our former corporate facility in the three months ended October 1, 2006 compared with exit activities to relocate both our corporate headquarters and distribution center facilities in the three months ended October 2, 2005.

   Asset impairment charge

During the three months ended October 2, 2005, we abandoned a contract with a software vendor and recorded an impairment charge of $1.1 million.

   Operating income

Operating income increased 74.7% to $34.6 million in the three months ended October 1, 2006 from $19.8 million in the three months ended October 2, 2005. This increase was largely due to increases in operating income in both our retail and wholesale segments, reflecting growth across all sales channels, partially offset by an increased operating loss in our corporate segment.

 Our retail segment operating income increased 61.3% to $18.1 million in the three months ended October 1, 2006 from $11.2 million in the three months ended October 2, 2005, which was largely driven by growth in all of our retail sales channels. Our increased sales in the retail segment contributed to an increase in gross profit of $12.8 million which was partially offset by an increase in operating expenses of $5.9 million. The increase in operating expenses was largely due to increased store operating costs of $2.3 million as a result of an increase in the number of boutiques open as of October 1, 2006, $1.3 million of increased fulfillment costs due to increased sales and $1.4 million in increased media spending.

Our wholesale segment operating income increased 56.8% to $30.1 million in the three months ended October 1, 2006 from $19.2 million in the three months ended October 2, 2005, due to increased sales gains across all wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $9.9 million and a decrease in operating expense of $1.0 million.

Our corporate segment operating loss increased 28.4% to $13.7 million in the three months ended October 1, 2006 from $10.7 million in the three months ended October 2, 2005. This increase was largely due to an increase in corporate segment selling, general and administrative expense of $3.4 million, an increase in depreciation and amortization of $0.1 million and stock-based compensation of $1.1 million, offset by a decrease in restructuring charges of $0.5 million and a decrease in asset impairment charges of $1.1 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure.

   Interest expense

Interest expense increased 355.2% to $19.7 million in the three months ended October 1, 2006 from $4.3 million in the three months ended October 2, 2005. The increase was attributable to increased debt balances in the three months ended October 1, 2006, primarily associated with our October 2005 and June 2006 recapitalizations.

   Interest income

Interest income increased to $0.3 million in the three months ended October 1, 2006 from $0.06 million in the three months ended October 2, 2005. The increase was primarily due to an increase in interest rates on our cash balances and higher average cash balances compared with the three months ended October 2, 2005.

   Provision for income taxes

The provision for income taxes was $6.3 million, or 41.5% of income before provision for income taxes, in the three months ended October 1, 2006 compared to $6.1 million, or 39.6% of income before provision for income taxes, in the three months ended October 2, 2005. The increase resulted from higher income before provision for income taxes and a higher effective rate in the three months ended October 1, 2006 compared to the three months ended October 2, 2005. The increase in the effective rate was mainly due to an increase in the non-deductible portion of our interest expense in the three months ended October 1, 2006.

Nine months ended October 1, 2006 compared to nine months ended October 2, 2005
   Sales, net

Net sales for the nine months ended October 1, 2006 increased to $284.0 million from $179.9 million in the nine months ended October 2, 2005, an increase of $104.1 million, or 57.9%. This increase was primarily attributable to continued growth in sales of our i.d. bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels and increase awareness through greater media spending. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased 41.9% to $134.7 million in the nine months ended October 1, 2006 from $94.9 million in the nine months ended October 2, 2005. Net sales from infomercials increased 36.2% to $95.8 million in the nine months ended October 1, 2006 from $70.3 million in the nine months ended October 2, 2005, as a result of increased media spending and the growth of sales in our continuity program. Net sales from boutiques increased 58.2% to $39.0 million in the nine months ended October 1, 2006 from $24.6 million in the nine months ended October 2, 2005, due to improved productivity at our existing locations as well as a net increase of 3 boutiques open as of October 1, 2006 compared to October 2, 2005. As of October 1, 2006 and October 2, 2005, we had 29 and 26 open company owned boutiques, respectively.

Wholesale. Net wholesale sales increased 75.6% to $149.3 million in the nine months ended October 1, 2006 from $85.0 million in the nine months ended October 2, 2005. Net sales in our premium wholesale channel increased 148.9% to $77.3 million in the nine months ended October 1, 2006 from $31.0 million in the nine months ended October 2, 2005, resulting from strong consumer demand and expansion into additional retail locations at Sephora and Ulta. Net sales to our home shopping television customer grew by 39.8% to $36.1 million in the nine months ended October 1, 2006 from $25.8 million in the nine months ended October 2, 2005, as a result of increased sales of our products through QVC’s website, catalogs and continuity programs. Net sales to spas and salons increased 36.0% to $23.0 million in the nine months ended October 1, 2006 from $16.9 million in the nine months ended October 2, 2005, largely due to the continued growth in sales of our core i.d. bareMinerals cosmetics line in this channel in which our sales historically had been concentrated in sales of our md formulations products. Net sales to our international distributors grew by 15.0% to $12.9 million in the nine months ended October 1, 2006 from $11.2 million in the nine months ended October 2, 2005, primarily as a result of the increased penetration of our i.d. bareMinerals cosmetics line into this distribution channel.

   Gross profit

Gross profit increased 58.4% to $205.0 million in the nine months ended October 1, 2006 from $129.4 million in the nine months ended October 2, 2005. Our retail segment gross profit increased 46.8% to $108.0 million in the nine months ended October 1, 2006 from $73.6 million in the nine months ended October 2, 2005, driven principally by growth in our infomercial and boutiques sales channels. Our wholesale segment gross profit increased 73.7% to $97.1 million in the nine months ended October 1, 2006 from $55.9 million in the nine months ended October 2, 2005, due to increases in sales across all wholesale distribution channels.

Gross margin increased approximately 0.3% to 72.2% from 71.9% in the nine months ended October 1, 2006. This overall increase in the nine months ended October 1, 2006 is primarily due to increases in gross margin in the retail segment offset in part by  wholesale segment sales, which have lower gross margins than retail segment sales, comprising a larger percentage of total net sales compared to the nine months ended October 2, 2005.  In the retail segment, gross margin increased to 80.1% in the nine months ended October 1, 2006 from 77.5% in the nine months ended October 2, 2005, primarily as a result of a change in the mix of products sold. Wholesale segment sales increased to 52.6% of total net sales in the nine months ended October 1, 2006 from 47.2% in the nine months ended October 2, 2005. Within the wholesale segment, gross margin decreased to 65.0% in the nine months ended October 1, 2006 from 65.7% in the nine months ended October 2, 2005, primarily as a result of increased freight costs incurred to ensure product availability to meet increased demand in premium wholesale.

   Selling, general and administrative expenses

Selling, general and administrative expenses increased 36.1% to $97.3 million in the nine months ended October 1, 2006 from $71.5 million in the nine months ended October 2, 2005. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $11.7 million, including increased headcount costs, headquarters facilities costs, distribution center costs and other corporate costs, as well as increased expenses to support sales growth, including $4.0 million in increased fulfillment expenses, $3.1 million in increased media spending and $1.0 million in increased other advertising expenses. As a percentage of net sales, selling, general and administrative expenses decreased 5.4% to 34.3% from 39.7%.  This decrease in the nine months ended October 1, 2006 is primarily due to wholesale segment sales, which have lower expenses as a percentage of net sales than retail segment sales, comprising a larger percentage of total net sales compared to the nine months ended October 2, 2005. This decrease was partially offset by investments in our corporate infrastructure to support our growth across all distribution channels.

   Depreciation and amortization

Depreciation and amortization expenses increased 125.3% to $1.5 million in the nine months ended October 1, 2006 from $0.7 million in the nine months ended October 2, 2005. This increase was primarily attributable to higher depreciation expense as a result of an increase in capital expenditures.

   Stock-based compensation

Stock-based compensation expense increased 312.0% to $3.8 million in the nine months ended October 1, 2006 from $0.9 million in the nine months ended October 2, 2005. This increase resulted from the additional granting of stock options and the impact of option modifications (as to exercise price and term) in connection with the February 2005, October 2005 and June 2006 recapitalizations.

   Restructuring charges

Restructuring charges decreased 82.3% to $0.1 million in the nine months ended October 1, 2006 from $0.6 million in the nine months ended October 2, 2005.  The decrease resulted from the discontinued use of one of our office floors located at our former corporate facility in the nine months ended October 1, 2006 compared with exit activities to relocate both our corporate headquarters and distribution center facilities in the nine months ended October 2, 2005.

   Asset impairment charge

During the nine months ended October 2, 2005, we abandoned a contract with a software vendor and recorded an impairment charge of $1.1 million.  The costs associated with the termination of the software vendor contract relate primarily to the cost of the software license arrangement and related fees that were accounted for as construction in progress, as the software had not been placed into service.

   Operating income

Operating income increased 87.0% to $102.2 million in the nine months ended October 1, 2006 from $54.7 million in the nine months ended October 2, 2005. This increase was largely due to increases in operating income in both our retail and wholesale segments, reflecting growth across all sales channels, partially offset by an increased operating loss in our corporate segment.

Our retail segment operating income increased 66.7% to $48.2 million in the nine months ended October 1, 2006 from $28.9 million in the nine months ended October 2, 2005, which was largely driven by growth in all of our retail sales channels. Our increased sales in the retail segment contributed to an increase in gross profit of $34.4 million which was partially offset by an increase in operating expenses of $15.1 million. The increase in operating expenses was largely due to increased store operating costs of $5.9 million as a result of an increase in the number of boutiques open as of October 1, 2006, $4.0 million of increased fulfillment costs due to increased sales and $3.1 million in increased media spending.

Our wholesale segment operating income increased 86.0% to $90.7 million in the nine months ended October 1, 2006 from $48.8 million in the nine months ended October 2, 2005, due to increased sales gains across all wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $41.2 million and a decrease in operating expenses of $0.8 million.

Our corporate segment operating loss increased 59.2% to $36.7 million in the nine months ended October 1, 2006 from $23.0 million in the nine months ended October 2, 2005. This increase was largely due to the increase in the corporate segment selling, general and administrative expense of $11.7 million, an increase in depreciation and amortization of $0.6 million and stock-based compensation of $2.9 million, offset by a decrease in restructuring charges of $0.5 million and a decrease in asset impairment charges of $1.1 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure.

   Interest expense

Interest expense increased 228.9% to $41.6 million in the nine months ended October 1, 2006 from $12.6 million in the nine months ended October 2, 2005. The increase was attributable to increased debt balances in the nine months ended October 1, 2006, primarily associated with our October 2005 and June 2006 recapitalizations.

   Debt extinguishment costs

Debt extinguishment costs decreased to $3.4 million in the nine months ended October 1, 2006 from $10.6 million in the nine months ended October 2, 2005. The charge for the nine months ended October 1, 2006 related to our June 2006 recapitalization and included $0.9 million related to the write-off of deferred financing fees and $2.5 million of fees paid directly to the lender under the new debt that were expensed as debt extinguishment costs. The charge for the nine months ended October 2, 2005 related to the February 2005 recapitalization and included $5.5 million related to the write-off of deferred financing fees and a prepayment penalty of $2.7 million for our prior credit facilities and $2.4 million of fees paid directly to the lender under the new debt that was expensed as debt extinguishment costs.

   Interest income

Interest income increased to $1.0 million in the nine months ended October 1, 2006 from $0.1 million in the nine months ended October 2, 2005. The increase was primarily due to an increase in interest rates on our cash balances and higher average cash balances compared with the nine months ended October 2, 2005.

   Provision for income taxes

The provision for income taxes was $24.3 million, or 41.8% of income before provision for income taxes, in the nine months ended October 1, 2006 compared to $12.5 million, or 39.6% of income before provision for income taxes, in the nine months ended October 2, 2005. The increase resulted from higher income before provision for income taxes and a higher effective rate in the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005. The increase in the effective rate was mainly due to an increase in the non-deductible portion of our interest expense in the nine months ended October 1, 2006.

   Seasonality

Because our products are largely purchased for individual use and are consumable in nature, we are not subject to significant seasonal variances in sales. However, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of wholesale shipments, home shopping television appearances and other promotional events. While we believe our overall business is not currently subject to significant seasonal fluctuations, we have experienced limited seasonality in our premium wholesale and company-owned boutique channels as a result of increased demand for our products in anticipation of and during the holiday season. To the extent our sales to specialty beauty retailers and through our boutiques increase as a percentage of our net sales, we may experience increased seasonality.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital needs and fund ongoing capital expenditures. We have financed our operations through cash flows from operations, private sales of common stock, borrowings under our credit facilities and issuances of senior subordinated notes.

Our operations provided us cash of $18.8 million in the nine months ended October 1, 2006. At October 1, 2006, we had working capital of $42.0 million, including cash and cash equivalents of $7.5 million, compared to working capital of $34.7 million, including $18.7 million in cash and cash equivalents, as of January 1, 2006. The $11.2 million decrease in cash and cash equivalents resulted from cash used in investment activities of $10.4 million related primarily to capital expenditures, together with cash used in financing activities of $19.6 million, partially offset by cash provided by operations of $18.8 million, as a result of net income for the nine months ended October 1, 2006 of $33.9 million. The $7.3 million increase in working capital was primarily driven by increases in prepaid income taxes, accounts receivable and inventory, partially offset by an increase in accounts payable and the current portion of long-term debt.

Net cash used in investing activities was $10.4 million in the nine months ended October 1, 2006, primarily attributable to the opening of six new retail boutiques and investment in our corporation infrastructure. Our future capital expenditures will depend on the timing and rate of expansion of our businesses, information technology investments, new store openings, store renovations and international expansion opportunities.

We used cash of $19.6 million for financing activities in the nine months ended October 1, 2006, which related to our June 2006 recapitalization and repayments of $12.1 million of senior term loans and payment of $2.6 million of offering costs, partially offset by $1.6 million from the sale of common stock and the exercise of stock options and an excess tax benefit of $7.5 million relating to stock option exercises. In connection with our June 2006 recapitalization, we received gross proceeds of $331.6 million from amendments to our senior term loans and the issuance of senior subordinated notes and paid $4.1 million in debt issuance costs. We used these net proceeds plus additional cash to pay dividends totaling $340.4 million to the holders of our common stock.

In connection with our June 2006 recapitalization, we amended our senior secured credit facilities and increased our term loan borrowings under these credit facilities by an additional $206.6 million, and increased the amount available under our revolving loan facility to $25.0 million.  Also as part of our June 2006 recapitalization, we issued 15% senior subordinated notes in the aggregate principal amount of $125.0 million, which notes mature on June 7, 2014. Until such maturity, interest on the notes is payable, at our election, in cash or through the issuance of payments-in-kind, or PIK, notes on a quarterly basis. Until payment in full of the senior secured loans, we may not make cash interest payments on the 15% senior subordinated notes. We used the proceeds of the additional term loans and the note issuance to pay a dividend in the aggregate amount of $340.4 million to the holders of our common stock and pay transaction costs in connection with this recapitalization.

Our amended senior secured credit facilities provided a total of $618.3 million in debt financing, consisting of:

•      A $25.0 million revolving credit facility (under which no borrowings are outstanding);

•      An aggregate of $359.3 million first-lien term loans; and

•      An aggregate of $234.0 million second-lien term loans.

In September 2006, we amended our senior secured credit facilities to permit the issuance of up to $135.0 million in additional first-lien term loans. The revolving credit facility and the first-lien term loan bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio. The current applicable interest margin for the revolving credit facility and first-lien term loan ranges from 2.5% to 2.75% for LIBOR loans and from 1.5% to 1.75% for base rate loans. Borrowings on the second-lien term loan generally bear interest at a rate equal to, at our option, either 7.0% over LIBOR or 6.0% over the lender’s base rate. As of October 1, 2006, interest on the first-lien term loan and the second-lien term loan was accruing at 8.08% and 14.25%, respectively.

The facilities are secured by substantially all of our assets. Our revolving credit facility matures in 2011, our first-lien term loan facility matures in 2012 and our second-lien term loan facility matures in 2013.  The revolving facility also provides for the issuance of letters of credit. Allocation of the revolving facility to such letters of credit will reduce the amounts available under the facility.  The terms of our senior secured credit facilities require us to comply with financial covenants, including maintaining leverage and cash interest coverage ratios. Our maximum leverage ratio will become more restrictive over the term of the secured credit facility.

Additionally, as of October 2, 2007, we also must enter into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under our senior secured credit facilities as of such date, unless we satisfy specified coverage ratio tests. Currently, we do not engage or intend to engage in any hedging activities. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and were in compliance with these covenants as of October 1, 2006.

Subject to specified exceptions, including for investment of proceeds in the case of asset sale proceeds or, in the case of equity issuance proceeds, for prepayment of our 15.0% senior subordinated notes (to the extent permitted under the senior secured credit facilities) and for permitted equity contributions for capital expenditures, we are required to prepay outstanding loans under our amended senior secured credit facilities with the net proceeds of certain asset dispositions, condemnation settlements and insurance settlements from casualty losses, issuances of certain equity (including the proceeds of the offering completed on October 4, 2006), issuances of certain debt and a portion of excess cash flow. We are not required to pay a prepayment premium in the event of a prepayment following an issuance of equity.

On June 30, 2006, we filed a Registration Statement on Form S-1 (File No. 333-135484) with the Securities and Exchange Commission for an initial public offering of our common stock. As amended, the Registration Statement provided for the sale of 16.0 million shares of our common stock. In addition, we granted the underwriters the right to purchase up to an additional 2.4 million shares to cover over-allotments. The over-allotment was exercised on September 29, 2006 by the underwriters. The public offering closed on October 4, 2006. We received approximately $373.9 million in net proceeds from the offering, of which $372.5 million was used to repay all outstanding principal and interest owed on the subordinated notes and the second lien loan and a portion of the outstanding principal on the first lien loan under our secured credit facility.

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations and cash on hand will provide adequate funds for our foreseeable working capital needs, and planned capital expenditures. As part of our strategy, we intend to invest in making significant improvements to our systems. We also intend to open seven new boutiques in 2006 (of which six were open as of October 1, 2006) and ten new boutiques in 2007, which will require additional capital expenditures. Finally, we also plan to continue to invest in our corporate infrastructure facilities. We anticipate that our capital expenditures in the years ending December 31, 2006 and December 30, 2007 will be approximately $12.5 million and $15.0 million, respectively. There can be no assurance that any such capital will be available on acceptable terms or at all. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, warehouses, corporate offices and certain equipment under noncancelable operating leases with various expiration dates through June 2017. As of October 1, 2006, the scheduled maturities of our long-term contractual obligations were as follows:

	Remainder of the year ending
	December 31, 2006	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$0.7	$13.9	$8.5	$15.9	$39.0
Long-term debt, including the current portion	4.5	53.9	224.5	426.4	709.3
Minimum royalties under licensing arrangements	—	1.2	—	—	1.2
Total	$5.2	$69.0	$233.0	$442.3	$749.5

We are also party to a sublicense agreement for use of certain patents associated with certain of our mineral-based skin care products. The agreement requires that we pay a quarterly royalty of 3.5% of the net sales of these skin care products up to the date of the last to expire licensed patent rights. This sublicense also requires minimum royalty annual royalty payments of approximately $0.6 million for 2006 and thereafter. The minimum annual royalty payments have not been included in the schedule of long-term contractual obligations above as we can terminate the agreement at any time with nine months written notice.

In addition, the schedule of long-term contractual obligations above does not include the application of the net proceeds from our initial public offering completed on October 4, 2006, of which $365.6 million was used to repay our principal outstanding indebtedness, leaving us with $343.7 million of debt as of October 4, 2006.

Off-balance-sheet arrangements

We do not have any off-balance-sheet financing or unconsolidated special purpose entities.

Effects of inflation

Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation because they are short-term in nature. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not currently affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products offered by us.

In addition, an inflationary environment could materially increase the interest rates on our debt.

Non-GAAP Measures

In evaluating our business, we consider and use Adjusted EBITDA as a supplemental measure of our operating performance. We use EBITDA only to assist in reconciliation to Adjusted EBITDA.  We define EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus expenses (minus gains) that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance, to measure our performance when determining management bonuses and also as a key profitability measure for covenant compliance under our senior secured credit facilities. If we fail to maintain required levels of Adjusted EBITDA, we could have a default under our senior secured credit facilities, potentially resulting in an acceleration of all of our outstanding indebtedness.  All of the adjustments made in our calculation of Adjusted EBITDA, as described below, are adjustments that would be made in calculating our performance for purposes of coverage ratios under our senior secured credit facilities. In prior periods, we used an adjusted EBITDA calculation for internal purposes and for calculation of compliance with coverage ratios that incorporated additional adjustments not included in our calculation of Adjusted EBITDA. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the book amortization of intangibles (affecting relative amortization expense) and the age and book value of facilities and equipment (affecting relative depreciation expense). We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. The terms EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, you should not consider EBITDA and Adjusted EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

•                  EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•                  they do not reflect changes in, or cash requirements for, our working capital needs;

•                  they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•                  they do not reflect income taxes or the cash requirements for any tax payments;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•                  other companies may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. EBITDA and Adjusted EBITDA are calculated as follows for the periods presented:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(in thousands)
Net income	$8,880	$9,376	$33,888	$19,053
Plus: interest expense	19,723	4,333	41,593	12,646
Less: interest income	(348)	(60)	(979)	(70)
Plus: depreciation and amortization	552	324	1,523	676
Plus: provision for income taxes	6,304	6,135	24,339	12,468
EBITDA	35,111	20,108	100,364	44,773
Plus: debt extinguishment costs(1)	—	—	3,391	10,558
Plus: management fees(2)	150	150	450	450
Plus: restructuring charges(3)	114	643	114	643
Plus: asset impairment charge(4)	—	1,055	—	1,055
Plus: stock-based compensation(5)	1,365	310	3,832	930
Adjusted EBITDA	$36,740	$22,266	$108,151	$58,409

(1)        During the nine months ended October 1, 2006, we incurred debt extinguishment costs of $3.4 million related to the early extinguishment of our previously outstanding debt in connection with our June 2006 recapitalization.  During the nine months ended October 2, 2005, we incurred debt extinguishment costs of $10.6 million related to the early extinguishment of our previously outstanding debt in connection with our February 2005 recapitalization.

(2)        We paid transaction fees and monthly management fees to Berkshire Partners LLC and JH Partners, LLC under management agreements that were terminated upon completion of our initial public offering on October 4, 2006.  We paid an aggregate of $1.8 million to Berkshire Partners LLC and JH Partners, LLC as consideration for termination of these agreements.

(3)        During the three and nine months ended October 1, 2006, we discontinued the use of one of our office floors located at our former corporate facility and we recorded a charge of $0.1 million which primarily reflects the sum of the future lease payments due.  In connection with the relocations of both of our corporate headquarters and distribution center facilities during the three and nine months ended October 2, 2005, we recorded a charge of $0.6 million which primarily reflects the sum of the future lease payments due for these facilities, net of estimated sublease income.

(4)        During the three and nine months ended October 2, 2005, we abandoned a contract with a software vendor and recorded an impairment charge of $1.1 million.

(5)        The stock-based compensation charges primarily resulted from our adoption of the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), effective January 3, 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements..  Our critical accounting policies and estimates are discussed in our recently filed Registration Statement on Form S-1 (File No. 333-135484).

New Accounting Standards

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company does not intend to modify its current accounting policy of recording sales tax collected on a net basis. Therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (‘‘FIN 48’’). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as ‘‘more-likely-than-not’’ to be sustained. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position and results of operations. The Company will adopt FIN 48 on January 1, 2007.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007.  The Company will adopt Statement 157 during its fiscal year ending December 28, 2008. The Company is currently in the process of determining the impact, if any, of adopting the provisions of Statement 157 but it is not expected to have a material impact on the Company’s financial position or results of operations.

 ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities.  Interest on all of our borrowings under our senior secured credit facilities is based upon variable interest rates. Our weighted average borrowings outstanding during the nine months ended October 1, 2006 were $527.3 million and the annual effective interest rate for the period was 10.4%. Presently, we do not hedge against interest rate risks. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $4.0 million change to our interest expense in the nine months ended October 1, 2006.

Foreign currency risk

All of our sales, expenses, assets, liabilities and cash holdings are denominated in U.S. dollars.  Although we are increasing our sale of products outside of the United States, all of these transactions are settled in U.S. dollars and therefore we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and we believe that our foreign currency exchange risk is immaterial.

 ITEM 4.                CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level.

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.

ITEM 1A.                    RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should consider carefully the risks described below, together with all of the other information contained in this report, before making an investment decision.  If any of the following risks occur, our business, financial condition, results of operations or future growth could suffer.  In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Our success is dependent on sales of our mineral-based foundation. A change in consumer preferences for such products could harm our business.

We derive nearly one-half of our net sales from foundation products. We are vulnerable to shifting consumer tastes and demands and cannot assure you that our foundation will maintain its popularity and market acceptance. Our growth and future success will depend, in part, upon consumer preferences for our mineral-based foundation. A decline in consumer demand for our mineral-based foundation would result in decreased net sales of our products and harm our business. Moreover, we are identified as a mineral-based cosmetics company, and it would likely damage our reputation were these products to fall out of favor with consumers.

We do not have long-term purchase commitments from our significant customers, and a decrease or interruption in their business with us would reduce our sales and profitability.

We depend on wholesale sales to QVC Inc. and to specialty beauty retailers for a significant portion of our net sales. Sales to QVC, Sephora and Ulta accounted for an aggregate of 33.5% of our net sales for the year ended January 1, 2006, with sales to one of these customers accounting for greater than 10% of our net sales for the year ended January 1, 2006. Sales to QVC, Sephora and Ulta accounted for an aggregate of 39.4% of our net sales for the nine months ended October 1, 2006, with sales to each of these customers accounting for greater than 10% of our net sales for the nine months ended October 1, 2006. Our arrangement with QVC does not obligate QVC to make any purchases of our products or to undertake any efforts to promote our products on air or otherwise, and our arrangements with each of Sephora and Ulta are by purchase order and are terminable at will at the option of either party. A substantial decrease or interruption in business from these significant customers could result in inventory write-offs or in the loss of future business and could reduce our liquidity and profitability. In addition, our appearances on QVC enhance our brand awareness and drive sales both on QVC and in our other sales channels. As a result, a decision by QVC to reduce the number of times per year it features our products on air or the type of such appearances would cause a decline in our sales to QVC and could cause sales in our other channels to suffer.

In the future, our significant customers may undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease their orders for our products. Further, one or more of these customers may decide to exclusively feature a competitor’s mineral-based products, develop their own store-brand mineral-based products or reduce the number of brands of cosmetics and beauty products they sell, either of which could affect our ability to sell our products to them on favorable terms, if at all. Our loss of significant customers would impair our sales and profitability and harm our business, prospects, financial condition and results of operations.

The beauty industry is highly competitive, and if we are unable to compete effectively it could significantly harm our business, prospects, financial condition and results of operations.

The beauty industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. Our products face, and will continue to face, competition for consumer recognition and market share with products that have achieved significant national and international brand name recognition and consumer loyalty, such as those offered by global prestige beauty companies Elizabeth Arden, Inc., The Estée Lauder Companies, Inc. and L’Oréal  S.A. These companies have significantly greater resources than we have and are less leveraged than we are even after we have applied the net proceeds of our initial public offering. Our competitors typically devote substantial resources to promoting their brands through traditional forms of advertising, such as print media and television commercials. Because of such mass marketing methods, our competitors’ products may achieve higher visibility and recognition than our products.  In addition, our competitors may duplicate our marketing strategy and distribution model to increase the breadth of their product sales.

The total market for prestige cosmetics is not growing rapidly. As a result, competition for market share in this cosmetics category is especially intense. In order to succeed, we must continue to take market share from our competitors across all of our sales channels. We compete with prestige cosmetics companies primarily in department store and specialty beauty retail channels, but prestige cosmetics companies also recently have increased their sales through infomercial and home shopping television channels. Mass cosmetics brands are sold primarily though channels in which we do not sell our products, such as mass merchants and catalogs, but mass cosmetics companies are increasingly making efforts to acquire market share in the higher margin prestige cosmetics category by introducing brands and products that address this market. If we are unable to maintain or improve the inventory levels and in-store positioning of our products in third-party retailers or maintain and increase sales of our products through our other distribution channels, including infomercials, home shopping television and other direct-to-consumer methods, our ability to achieve and maintain significant market acceptance for our products could be severely impaired.

Our i.d. bareMinerals foundation products face competition from liquid- or cream-based foundation and, to a lesser extent, mineral-based foundation products, sold by our competitors.  Because the process for production of mineral-based cosmetics is not subject to patent protection, there is a low barrier to entry into the market for such products. If global prestige beauty companies were to significantly increase production and marketing of mineral-based cosmetics, our net sales could suffer. If consumers prefer our competitors’ products over ours, we will lose market share and our net sales will decline. New products that we develop might not generate sufficient consumer interest and sales to become profitable or to cover the costs of their development.  Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions have a significant impact on consumers’ buying decisions and, as a result, our net sales. These factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could harm our net sales and profitability.

We may be unable to manage our growth effectively, which could cause our liquidity and profitability to suffer.

We have grown rapidly, with our net sales increasing from approximately $94.7 million for the year ended December 31, 2003 to approximately $259.3 million for the year ended January 1, 2006.

Our growth has placed, and will continue to place, a strain on our management team, information systems and other resources. To manage growth effectively, we must:

•      continue to enhance our operational, financial and management systems, including our warehouse management, inventory control and in-store point-of-sale systems;

•      maintain and improve our internal controls and disclosure controls and procedures; and

•      expand, train and manage our employee base.

We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, prospects, financial condition or results of operations. Our rapid growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our prospects and results of operations would suffer.

We may be unable to sustain our growth or profitability, which could impair our future success and ability to make investments in our business.

Our ability to succeed depends, to a significant extent, on our ability to grow our business while maintaining profitability. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

•                  the level of competition in the beauty industry;

•                  our ability to continue to execute successfully our strategic initiatives and growth strategy;

•                  our ability to sell our products effectively through our various distribution channels in volumes sufficient to drive growth and leverage our cost structure and media spending;

•                  our ability to improve our products continuously in order to offer new and enhanced consumer benefits and better quality;

•                  our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•                  the efficiency and effectiveness of our sales and marketing efforts, including through infomercials and QVC, in building product and brand awareness, driving traffic to our various distribution channels and increasing sales;

•                  our ability to identify and respond successfully to emerging trends in the beauty industry;

•                  our ability to maintain and intensify our consumers’ emotional connection with our brand, including through friendly and effective customer service and contacts;

•                  our ability to maintain public association of our brand with prestige beauty products;

•                  the level of consumer acceptance of our products; and

•                  general economic conditions and consumer confidence.

We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. Failure to execute any material part of our strategic plan or growth strategy successfully could significantly impair our ability to service our indebtedness and make investments in our business.

If we are unable to retain key executives and other personnel, particularly Leslie Blodgett, our Chief Executive Officer and primary spokesperson, and recruit additional executives and personnel, we may not be able to execute our business strategy and our growth may be hindered.

Our success largely depends on the performance of our management team and other key personnel and our ability to continue to recruit qualified senior executives and other key personnel.  Our future operations could be harmed if any of our senior executives or other key personnel ceased working for us. Competition for senior management personnel is intense and there can be no assurance that we will be able to retain our personnel or attract additional qualified personnel.  The loss of a member of senior management may require the remaining executive officers to divert immediate and substantial attention to fulfilling his or her duties and to seeking a replacement. Any inability to fill vacancies in our senior executive positions on a timely basis could harm our ability to implement our business strategy, which would harm our business and results of operations.  In addition, we are particularly dependent on Leslie Blodgett, our Chief Executive Officer and primary spokesperson, as her talents, efforts, personality and leadership have been, and continue to be, critical to our success. Many of our customers identify our products by their association with Ms. Blodgett, and she greatly enhances the success of our sales and marketing. There can be no assurance that we will be successful in retaining her services. We maintain key executive life insurance policies with respect to Ms. Blodgett totaling approximately $34 million, which is payable to the lenders under our senior secured credit facility in the event we collect payments on the policy. A diminution or loss of the services of Ms. Blodgett would significantly harm our net sales, and as a result, our business, prospects, financial condition and results of operations.

Our senior management team has limited experience working together as a group, and may not be able to manage our business effectively.

Most of the members of our senior management team, including our President, Chief Financial Officer and Chief Operations Officer, Vice President of Finance, Vice President of Creative, Vice President of Operations and Vice President of Information Technology, have been hired since December 2004. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

Our planned expansion of our boutique operations will result in increased expenses with no guarantee of increased earnings. In addition, we may close boutiques that are not profitable or incur other costs, which could cause our results of operations to suffer.

We plan to open a total of seven new boutiques in 2006 (of which six were open at October 1, 2006) and ten new boutiques in 2007. We expect our total capital expenditures associated with opening these new boutiques to be approximately $2.5 million in 2006 and $3.5 million in 2007.  However, we may not be able to attain our target number of new boutique openings, and any of the new boutiques that we open may not be profitable, either of which could cause our financial results to suffer. Our ability to expand by opening new boutiques will depend in part on the following factors:

•      the availability of attractive boutique locations;

•      our ability to negotiate favorable lease terms;

•      our ability to identify customer demand in different geographic areas;

•      general economic conditions; and

•      availability of sufficient funds for expansion.

In order to continue our expansion of boutiques, we will need to hire additional management and staff for our corporate offices and employees for each new boutique. In addition, we will need to expand our information technology systems to accommodate the growth of our operations. If we are unable to hire necessary personnel or grow our existing information technology systems, our expansion efforts may not succeed and our results of operations may suffer.  Some of our expenses will increase with the opening of new boutiques, such as headcount and lease occupancy expenses as well as information technology system expenses. Moreover, as we stock new boutiques with product inventory, our inventory expenditures will increase. We may not be able to manage these increased expenses without decreasing our earnings. If any of our boutiques fails to generate attractive financial returns or otherwise does not serve our strategic goals, we may be required to close that boutique. If we were to close any boutique, we likely would incur expenses in connection with such closing, would be unable to recover our investment in leasehold improvements at that boutique and would be liable for remaining lease obligations, which could harm our results of operations.

Our media spending might not result in increased net sales or generate the levels of product and brand name awareness we desire, and we might not be able to increase our net sales at the same rate as we increase our advertising expenditures. In addition, our infomercials might not continue to be an effective distribution channel, which could harm our net sales.

Our future growth and profitability will depend in part on the effectiveness and efficiency of our media spending, including our ability to:

•                  create greater awareness of our products and brand name;

•                  determine the appropriate creative message and media mix for future expenditures; and

•                  effectively manage advertising costs, including creative and media costs, to maintain acceptable costs per sale and operating margins.

Our infomercials and advertising may not result in increased sales or generate desired levels of product and brand name awareness, and we may not be able to increase our net sales at the same rate as we increase our advertising expenditures.

We depend on infomercials as one of our most significant distribution channels for marketing and selling our products. To the extent that sales resulting from our infomercials decrease or if there is a marked increase in the price we pay for our media time, the cost-effectiveness for such infomercials will decrease. If our infomercials are broadcast during times when viewership is low, this could also result in a decrease of the cost-effectiveness of such broadcasts, which could cause our results of operations to suffer. Also, to the extent we have committed in advance for broadcast time for our infomercials, we would have fewer resources available for potentially more effective distribution channels.

We depend on third parties to manufacture all of the products we sell, and we have a long-term contract with only one of the manufacturers of our products. If we are unable to maintain these manufacturing relationships or enter into additional or different arrangements, we may fail to meet customer demand and our net sales and profitability may suffer as a result.

All of our products are contract manufactured or supplied by third parties. We have a long-term contract with only one of the manufacturers of our products. The fact that we do not have long-term contracts with our other third-party manufacturers means that they could cease manufacturing these products for us at any time and for any reason. In addition, our third-party manufacturers are not restricted from manufacturing our competitors’ products, including mineral-based products. We also source some of our products through a supplier agent that purchases products from third-party manufacturers. This supplier agent, with whom we do not have a long-term contract, accounted for approximately 44% and 41% of our net product received for the year ended January 1, 2006 and the nine months ended October 1, 2006, respectively. If we are unable to obtain adequate supplies of suitable products because of the loss of one or more key vendors or manufacturers or our supplier agent or otherwise, our business and results of operations would suffer because we would be missing products from our merchandise mix unless and until we could make alternative supply arrangements. In addition, identifying and selecting alternative vendors would be time-consuming and expensive, and we might experience significant delays in production during this selection process. Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

Our manufacturers also may increase the cost of the products we purchase from them. If our manufacturers increase our costs, our margins would suffer unless we were able to pass along these increased costs to our customers. We may not be able to develop relationships with new vendors and manufacturers, and even if we do establish such relationships, such new vendors and manufacturers might not allocate sufficient capacity to us to meet our requirements. Furthermore, products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase. In addition, if we increase our product orders significantly from the amounts we have historically ordered from our manufacturers, our manufacturers might be unable to meet this increased demand. To the extent we fail to obtain additional products from our manufacturers, we may not be able to meet customer demand, which could harm our net sales and profitability.

Our third-party manufacturers may not continue to produce products that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause customer dissatisfaction and require us to find alternative suppliers of our products.

Our third-party manufacturers may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards or applicable regulatory requirements, as described below. If we are forced to rely on products of inferior quality, then our customer satisfaction and brand reputation would likely suffer, which would lead to reduced net sales. In addition, we may be required to find new third-party manufacturers to supply our products. There can be no assurance that we would be successful in finding third-party manufacturers that make products meeting our standards of quality.

In accordance with the Federal Food, Drug and Cosmetic Act, or FDC Act, and regulations enforced by the Food and Drug Administration, or FDA, the manufacturing processes of our third party manufacturers must comply with the FDA’s current Good Manufacturing Practices, or cGMPs, for manufacturing drug products. The manufacturing of our cosmetic products are subject to the misbranding and adulteration sections of the FDC Act applicable to cosmetics. The FDA may inspect our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with cGMPs and the FDC Act provisions applicable to manufacturing cosmetic products. We will have limited control over the FDA compliance of our third-party manufacturers. A history of past compliance is not a guarantee that future FDA regulatory manufacturing requirements will not mandate other compliance steps with associated expense.

If we or our third-party manufacturers fail to comply with federal, state or foreign regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of products with non-complying specifications, initiate product recalls or change product labeling, packaging or advertising or take other corrective action. In addition, sanctions under the FDC Act may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. If any of the 18 above events occurs, we would be required to expend significant resources to comply with FDA requirements and we might need to seek the services of alternative third-party manufacturers.  Obtaining the required regulatory approvals, including from the FDA, to use alternative third-party manufacturers may involve a lengthy and uncertain process. A prolonged interruption in the manufacturing of one or more of our products as a result of non-compliance could decrease our supply of products available for sale which could reduce our net sales, gross profits and market share, as well as harm our overall business, prospects, financial condition and results of operations.

We depend on Datapak Services Corporation, or Datapak, for fulfillment of products sold through our infomercials.

We depend on Datapak for fulfillment of our infomercial sales, which represented 37% and 34% of our net sales for the year ended January 1, 2006 and the nine months ended October 1, 2006, respectively. We contract with Datapak for inventory management, call center operation, hosting of our bareminerals.com website and packing and shipping of product to our customers. Our contract with Datapak expires on December 31, 2007 subject to automatic one-year renewals thereafter for one-year periods unless either party gives 90 days’ written notice of nonrenewal. If Datapak were to terminate its relationship with us, we could experience a delay in reestablishing our inventory management and ability to pack and ship product to our infomercial customers, which could harm our business. Additionally, our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of Datapak’s customer call center operations. In the past, we have received customer complaints related to the services provided by Datapak’s customer call center operations. Because our success depends in large part on keeping our customers satisfied, and because infomercial sales constitute a significant portion of our net sales, our failure to provide satisfactory levels of customer service in the future and any failure by Datapak to provide satisfactory levels of customer service in the future would likely impair our reputation and harm our business, prospects, financial condition and results of operations.

Our manufacturers ship a significant portion of the product we order to our distribution center in Hayward, California, and any significant disruption of this center’s operations would hurt our ability to make timely delivery of our products.

We distribute products to our premium wholesale, spa and salon and international customers, QVC and our company-owned boutiques from our facility in Hayward, California. Approximately 63% of our net sales for the year ended January 1, 2006 and 66% of our net sales for the nine months ended October 1, 2006 were derived from these channels. A natural disaster or other catastrophic event, such as a fire, flood, severe storm, break-in, terrorist attack or other comparable event could cause interruptions or delays in our business and loss of inventory and could render us unable to accept or fulfill customer orders in a timely manner, or at all. In addition, Hayward is located on a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of our distribution facility, and our coverage under our existing earthquake insurance is limited to $10 million. The impact of any of these natural disasters or other catastrophic events on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan, and we do not have a final plan currently in place.  In addition, our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, fire, natural disaster or other catastrophic event were to destroy a significant part of our Hayward, California facility or interrupt our operations for an extended period of time, our net sales would be reduced and our results of operations would be harmed.

Our quarterly results of operations may fluctuate due to the timing of customer orders, the number of QVC appearances we make, new boutique openings, as well as limited seasonality and other factors.

We may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including the timing of orders from our premium wholesale customers, the timing and number of our appearances on QVC, the timing of new boutique openings, seasonality and other factors. We make sales to our premium wholesale customers on a purchase order basis, and we receive new orders when and as these customers need replenishment product. As a result, their orders typically are not evenly distributed through the course of the year. In addition, our sales to QVC are largely dependent on the timing and number of our on-air appearances, with our greatest sales generated through appearances where our products are featured as ‘‘Today’s Special Value’’ or ‘‘TSV.’’ As such, we expect our quarterly results to continue to fluctuate based on the number of shows in a quarter and whether a particular quarter includes a TSV or not.  We plan to open a total of seven new boutiques in 2006, six of which were open as of October 1, 2006, and ten new boutiques in 2007. The timing of these boutique openings will impact both our net sales and our selling, general and administrative expenses. For example, if we were to open a number of new boutiques at the end of a quarter, our results of operations for that quarter would include limited net sales from the new boutiques but substantially all of the pre-opening expenses associated with such boutiques.

In addition, our plans to open a number of new boutiques and expand our retail presence could have the effect of increasing the percentage of sales driven through these sales channels.  While we believe our overall business is not currently subject to significant seasonal fluctuations, we have experienced limited seasonality in our specialty beauty retail and company-owned boutique channels as a result of increased demand for our products in anticipation of and during the holiday season. To the extent our sales to specialty beauty retailers and through our boutiques increase as a percentage of our total sales, we may experience increased seasonality.

We are planning a replacement of our core systems that might disrupt our supply chain operations.

We are in the process of substantially modifying our information technology systems supporting our financial management and reporting, inventory and purchasing management, order management, warehouse management and forecasting. Modifications will involve replacing legacy systems with successor systems during the course of 2006 and 2007. There are inherent risks associated with replacing our core systems, including supply chain disruptions that may affect our ability to deliver products to our customers. We believe that other companies have experienced significant delays and cost overruns in implementing similar systems changes, and we may encounter similar problems. We may not be able to successfully implement these new systems or implement them without supply chain disruptions in the future. Any resulting supply chain disruptions could harm our business, prospects, financial condition and results of operations. We do not believe our existing systems are adequate to support our growth. Thus, if we are not able to implement these new systems successfully, our business, prospects, financial condition and results of operations may suffer.

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.

Our ability to receive and fulfill orders successfully is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our primary computer systems and operations are located at a co-location facility in San Francisco, California and our corporate headquarters also in San Francisco, California and are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and customers. Systems integration issues are complex, time-consuming and expensive.

We outsource the hosting of our websites bareescentuals.com, bareminerals.com and mdformulations.com. In the event that any of our website service providers experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. In the event it becomes necessary to switch hosting facilities in the future, we may not be successful in finding an alternative service provider on acceptable terms or in hosting our websites ourselves.  Any significant interruption in the availability or functionality of our website or our sales processing, distribution or communications systems, for any reason, could seriously harm our business, prospects, financial condition and results of operations.

Our independent auditors have indicated to us that they believe there were material weaknesses in our internal controls for the fiscal year ended January 2, 2005. Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our financial statements for the fiscal year ended January 2, 2005, our independent auditors, Ernst & Young LLP, delivered a management letter identifying the following reportable conditions involving our internal controls that it considers to be material weaknesses:

•                  our financial closing procedures and processes did not support timely and accurate reporting of the Company’s financial results, and the internal control structure in the financial accounting department did not provide for adequate supervision and review of personnel; and

•                  the technical accounting knowledge of our accounting personnel during the year ended January 2, 2005 was not sufficient in relation to our business, the nature and complexity of our financial statement reporting obligations and the increasing complexity of generally accepted accounting principles.

Ernst & Young LLP noted that these weaknesses resulted in numerous post-closing adjustments, affecting a number of financial statement accounts.  We have taken steps to strengthen our internal control processes to address the matters identified by Ernst & Young LLP, including (1) hiring a new chief financial officer and new finance executives with substantial industry and public company accounting experience and (2) establishing processes to improve communications between the finance department and the operations and executive departments to ensure that all significant transactions and contracts entered into by authorized individuals are captured in our financial accounting records. While no material weaknesses were identified during the course of our audit for the fiscal year ended January 1, 2006, we cannot assure you that these issues will not arise in future periods.  The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

Our indebtedness could limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations or to refinance the obligations on acceptable terms, or at all.

In connection with our June 2006 recapitalization, we restructured our first-lien and second-lien senior secured credit facilities originally entered into in February 2005 and amended in October 2005, and we issued $125.0 million of 15.0% senior subordinated notes. Our consolidated long-term indebtedness as of October 1, 2006 was $709.3 million, excluding debt discount. Upon completion of our initial public offering on October 4, 2006, we paid $365.6 million in principal amount of such indebtedness with the proceeds of the offering, leaving us with $343.7 million of debt, all of which is first-lien senior debt, at October 4, 2006. We may incur up to an additional $25.0 million under our revolving credit facility, subject to compliance with the maximum leverage ratio and cash interest coverage ratio covenants contained in those credit facilities. Our senior secured credit facilities contain a number of significant covenants, which limit our ability to, among other things, incur additional indebtedness, make investments, pay dividends, make distributions, or redeem or repurchase capital stock and grant liens on our assets or the assets of our subsidiaries. For example, we are restricted from incurring additional indebtedness unless we satisfy the maximum leverage ratio and cash interest coverage ratio covenants in those credit facilities.  Our senior secured credit facilities also require us to maintain specified financial ratios and satisfy financial condition tests at the end of each fiscal quarter. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not meet those tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. If the lenders accelerate amounts owing under our senior secured credit facilities because of a default and we are unable to pay such amounts, the lenders have the right to foreclose on substantially all of our assets.

In addition, our substantial indebtedness and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including:

•                  increasing our vulnerability to general adverse economic and industry conditions, placing us at a disadvantage compared to our competitors who are less leveraged;

•                  reducing the availability of our cash flow for other purposes, including working capital, capital expenditures, product development, acquisitions or other corporate requirements;

•                  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt; and

•                  limiting our ability to obtain additional financing in the future that we may need to fund working capital, capital expenditures, product development, acquisitions or other corporate requirements.

Our ability to incur significant future indebtedness, whether to finance capital expenditures, product development, potential acquisitions or for general corporate purposes, will depend on our ability to generate cash flow. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our senior secured credit facilities in amounts sufficient to enable us to fund our liquidity needs, our financial condition and results of operations may be harmed. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity financing. If we are unable to refinance this or any of our indebtedness on commercially reasonable terms or at all, or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

Our debt obligations have variable interest rates, which makes us vulnerable to increases in interest rates and could cause our interest expense to increase and decrease cash available for operations and other purposes.

As of October 1, 2006, we had $584.3 million of consolidated indebtedness that was subject to variable interest rates.  After giving effect to the application of the net proceeds upon completion of our initial public offering on October 4, 2006, we would have had $343.7 million of consolidated indebtedness that was subject to variable interest rates. Interest rates in the U.S. recently have been near historic lows, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Presently, we do not hedge any of our variable rate indebtedness against interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $343.7 million of variable interest rate indebtedness that would have been outstanding as of October 1, 2006, after giving effect to the application of the net proceeds of our initial public offering on October 4, 2006, a hypothetical 1% increase or decrease in interest rates would have resulted in a $0.9 million change to our interest expense for the three months ending December 31, 2006.

We had a negative net worth as of October 1, 2006, which may make it more difficult and costly for us to obtain financing in the future.

As of October 1, 2006, we had a negative net worth of $619.6 million.  Our negative net worth resulted from the use of borrowings to fund our repurchase of stock in connection with our June 2004 recapitalization and to fund dividends in connection with our February 2005 recapitalization, October 2005 recapitalization and June 2006 recapitalization transactions. After giving effect to the application of the net proceeds of our initial public offering on October 4, 2006, we would have had a negative net worth of $248.2 million.  As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Our products may cause unexpected and undesirable side effects that could limit their use, require their removal from the market or prevent further development. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be.

Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in our recall or discontinuance of sales of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses of commercializing new products. In addition, consumers or industry analysts may assert claims that our products are not as effective as we claim them to be. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales. We are particularly susceptible to these risks because our marketing campaign heavily relies on the assertion that our products are ‘‘pure’’ and ideal for women who have skin conditions that can be exacerbated by traditional cosmetics.

We may face product liability claims and may be required to recall products, either of which could result in unexpected costs and damage to our reputation.

Our business exposes us to potential liability risks that arise from the testing, manufacture and sale of our beauty products. Plaintiffs in the past have received substantial damage awards from other cosmetics companies based upon claims for injuries allegedly caused by the use of their products. We currently maintain general liability insurance with an annual aggregate coverage limit of $15.0 million. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits. In addition, in the past, we have recalled certain of our products, and in the future, it may be necessary for us to recall products that do not meet approved specifications or because of the side effects resulting from the use of our products, which would result in adverse publicity, potentially significant costs in connection with the recall and a loss of net sales from such products.

We do not currently own any patents on our products. If we are unable to protect our intellectual property rights, our ability to compete could be harmed.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include registered trademarks on our name, ‘‘Bare Escentuals,’’ as well as our brands ‘‘i.d. bareMinerals,’’ ‘‘i.d.,’’ ‘‘md formulations,’’ ‘‘Bare Escentuals’’ and ‘‘RareMinerals,’’ copyrights in our infomercial broadcasts and website content, rights to our domain names www.bareescentuals.com, www.bareminerals.com and www.mdformulations.com, and trade secrets and know-how with respect to product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers, and others to protect our proprietary rights. We have not received patent protection on any of our products, though we have licenses for the proprietary formulations and ingredients used in some of our md formulations products and RareMinerals. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

Although most of our brand names are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.  Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.  Other parties may infringe on our intellectual property rights and may thereby dilute our brands in the marketplace. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise.  For example, we currently are pursuing claims in litigation against L’Oréal USA, Inc. regarding its use of the mark COLOR ID and against MD Skincare LLC and its founder Dr. Dennis Gross regarding MD Skincare’s use of the trademark ‘‘MD Skincare.’’ MD Skincare LLC has also filed counter-claim against us.  In each case, we believe the competing marks infringe our trademark rights and create confusion in the marketplace. We have incurred and expect to incur significant legal fees and other expenses in pursuing these claims. If we receive an adverse judgment in either of these matters or in any other cases we may bring in the future to defend our intellectual property rights, we may suffer further dilution of our trademarks and other rights, which could harm our ability to compete as well as our business, prospects, financial condition and results of operations.

Legal proceedings or third-party claims of intellectual property infringement may require us to spend time and money and could prevent us from developing or commercializing products.  We currently sell our md formulations products in sales channels that arguably exceed the permitted field of use.

Our technologies, products or potential products in development may infringe rights under patents, patent applications, trademark, copyright or other intellectual property rights of third parties in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages.  Further, if a third party were to bring an intellectual property infringement suit against us, we could be forced to stop or delay development, manufacturing, or sales of the product that is the subject of the suit.

Our Bioceutix Inc. subsidiary acquired rights to the md formulations trademarks and some of our md formulations product rights from a large specialty pharmaceutical company in 1999. We currently sell our md formulations products in sales channels that arguably exceed the permitted field of use specified in the purchase agreement. The agreement provides for the sale to Bioceutix of md formulations product rights for use in a field of use defined as the research, development, manufacture, marketing and sale of alpha hydroxy acid, or AHA, skin care products to ‘‘skin care aestheticians’’ worldwide and to physicians outside of the United States. For the year ended January 1, 2006, we made approximately 65.3% of our sales of md formulations products to spas and salons, which we require to employ aestheticians and to international distributors, but during the past five years, we also have sold these products in our premium wholesale channels, through our own boutiques and on our mdformulations.com website. The party from which we purchased the md formulations product rights is aware of our sales in these channels and has not requested that we discontinue sales in these channels, although it has to date refused our requests to expand the permitted field of use to explicitly cover all of these sales. However, if it were to challenge our rights to sell md formulations products in these distribution channels, we could be required to engage in litigation or negotiation with the objective of obtaining these rights. Any such litigation would cause us to incur substantial expenses and, if we were unsuccessful, could cause us to lose 25 the right to sell our products in one or more of our existing distribution channels or to pay damages, either of which could significantly harm our business, prospects, financial condition and results of operations.

As a result of intellectual property infringement claims, or to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations if, as a result of actual or threatened intellectual property infringement claims, we are unable to enter into licenses on acceptable terms. This inability to enter into licenses could harm our business significantly.

In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the USPTO and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any intellectual property litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace.  Intellectual property litigation and other proceedings may also absorb significant management time and resources.

We may be subject to liability for the content that we publish.

As a publisher of infomercial broadcasts and online content, we face potential liability for intellectual property infringement and other similar claims based on the information and other content contained in our infomercials, website and instructional DVDs and videos. In the past, parties have brought these types of claims and sometimes successfully litigated them against other online services. If we incur liability for our infomercial or online content, our business, prospects, financial condition and results of operations could suffer.

The regulatory status of our cosmetics or skin care products could change, and we may be required to conduct clinical trials to establish efficacy and safety or cease to market these products.

The FDA does not have a premarket approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate our cosmetics or the ingredients included in our cosmetics as drugs or biologics. If certain of our i.d. bareMinerals, RareMinerals or our other products are deemed to be drugs or biologics, rather than cosmetics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct any required clinical trials, and we may not be able to establish sufficient efficacy or safety data to resume the sale of these products. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could severely damage our brand reputation and image in the marketplace, as well as our relationships with customers, which would harm our business, prospects, financial condition and results of operations.

Our foundations and concealers as well as some of our md formulations products are considered over-the-counter (OTC) drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a ‘‘monograph’’ system that specifies active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are OTC drugs are not in compliance with the applicable FDA monograph, we would be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product or (iii) cease to sell such product until we receive further FDA approval. There can be no assurance that, if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense. In addition, OTC drug products must be manufactured in accordance with drug good manufacturing practice regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with drug good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards. If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

Regulatory matters governing our industry could decrease our net sales and increase our operating costs.

In both our U.S. and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at analogous levels of government in foreign jurisdictions.  The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the Federal Trade Commission, or FTC, state attorneys general in the U.S., the Ministry of Health, Labor and Welfare in Japan, as well as by various other federal, state, local and international regulatory authorities in the countries in which our products are manufactured, distributed or sold. If we or our manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales.  In addition, our failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.

We may need to raise additional funds to pursue our growth strategy or continue our operations, and we may be unable to raise capital when needed.

From time to time, we may seek additional equity or debt financing to provide for the capital expenditures required to finance working capital requirements, to increase the number of our boutiques or to make acquisitions. In addition, if our business plans change, if general economic, financial or political conditions in our markets change, or if other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business as well as our conclusions as to the adequacy of our available sources of capital could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital to meet those needs. We cannot predict the timing or amount of any such capital requirements at this time. If financing is not available on satisfactory terms or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer.

We may seek to expand our product portfolio through internal development. There can be no assurance that we will be successful in marketing and selling any products we develop.

Our business strategy contemplates the continued expansion of our portfolio of brands through internal product development. However, we may not be successful in internally developing new products. Even if we are able to develop new products, we might not be successful in marketing and selling these products.

We are subject to risks related to our international operations.

As we expand our international operations, we will be increasingly susceptible to the following risks associated with international operations:

•      import and export license requirements;

•      trade restrictions;

•      changes in tariffs and taxes;

•      restrictions on repatriating foreign profits back to the United States;

•      the imposition of foreign and domestic governmental controls;

•      unfamiliarity with foreign laws and regulations;

•      difficulties in staffing and managing international operations;

•      product registration, permitting and regulatory compliance;

•      thefts and other crimes; and

•      geopolitical conditions, such as terrorist attacks, war or other military action.

In addition, we plan to develop formal and informal marketing and distribution relationships with existing and new local business partners who can provide local expertise and sales and distribution infrastructure to support our expansion in our target international markets, which will be time-consuming and costly. Several of the risks associated with our international business may be within the control (in whole or in part) of these local business partners with whom we have established relationships or may be affected by the acts or omissions of these local business partners. No assurances can be provided that these local business partners will effectively help us in their respective markets or that they will act in compliance with foreign laws and regulations in providing us with services. The failure of these local business partners to assist us in their local markets and the other risks set forth above could harm our business, prospects, financial condition and results of operations.

Our common stock has only been publicly traded since September 29, 2006 and the price of our common stock may fluctuate substantially.

There has only been a public market for our common stock since September 29, 2006. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•      introductions of new products or new pricing policies by us or by our competitors;

•      the gain or loss of significant customers or product orders;

•      actual or anticipated variations in our quarterly results;

•      the announcement of acquisitions or strategic alliances by us or by our competitors;

•      recruitment or departure of key personnel;

•      the level and quality of securities research analyst coverage for our common stock;

•      changes in the estimates of our operating performance or changes in recommendations by us or any research analysts that follow our stock or any failure to meet the estimates made by research analysts; and

•      market conditions in our industry and the economy as a whole.

In addition, public announcements by our competitors concerning, among other things, their performance, strategy, accounting practices, or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the quarter ended October 1, 2006, we granted options to purchase 276,975 shares of common stock under the Bare Escentuals, Inc. 2004 Equity Incentive Plan (“the 2004 Plan”) to employees at a weighted average exercise price of $8.87.  The issuances of the options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the

Securities Act in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule. The recipients of such options were our employees, directors or consultants and received the securities under our stock incentive plan.  Each of these recipients had adequate access, through employment or other relationships, to information about us.  As of October 1, 2006, options to purchase 6,317,492 shares of common stock were outstanding under the  2004  Plan.  No further option grants will be made under our 2004 Equity Incentive Plan.

Use of Proceeds from Public Offering

The Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-135484) (the “Registration Statement”), effective on September 28, 2006. The underwriters were Goldman, Sachs & Co., CIBC World Markets, Banc of America Securities LLC, Piper Jaffrey, Thomas Weisel Partners LLC, SunTrust Robinson Humphrey and Sanders Morris Harris.

Our initial public offering closed on October 4, 2006. All 18,400,000 shares of common stock registered under the Registration Statement, which included 2,400,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $22.00 per share.

The aggregate gross proceeds from the sale of shares of common stock by us were $404.8 million. The aggregate estimated net proceeds to us was $373.9 million after deducting $28.3 million in underwriting discounts and commissions and $2.6 million in estimated expenses incurred by us in connection with the offering. We used the proceeds to repay all outstanding principal and interest owed on our June 2006 Subordinated Notes and our Second Lien Term Loans and a portion of the outstanding principal on our First Lien Term Loans and the buyout of our management agreements with Berkshire Partners LLC and JH Partners, LLC of $1.8 million.  The use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the SEC on September 29, 2006.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 12, 2006, the following items were approved by written consent of stockholders holding a majority of our outstanding shares of common stock:

•                  The adoption of the Bare Escentuals, Inc. 2006 Equity Incentive Award Plan and the reservation of 4,500,000 shares (after taking into account the stock split) of our common stock for issuance thereunder;

•                  An amendment to our amended and restated certificate of incorporation providing for (i) 1.5-for-one stock split of our common stock, (ii) a change in the par value of our common stock from $0.01 to $0.001, and (iii) an increase in the number of authorized shares of common stock to 200,000,000 shares;

•                  The classification of the board of directors into three classes effective upon the closing of our initial public offering;

•                  The adoption of our amended and restated certificate of incorporation providing for the authorization of 10,000,000 shares of undesignated preferred stock and various stockholder protection measures customary for certificates of incorporation of publicly traded companies, effective upon the closing of our initial public offering; and

•                  The adoption of amended and restated bylaws containing various stockholder protection measures customary for bylaws of publicly traded companies, effective upon the closing of our initial public offering.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

Exhibits

The following documents are filed as Exhibits to this report:

Exhibit Number	Description
3.2	Amended and Restated Certificate of Incorporation.
3.4	Amended and Restated Bylaws.
10.6(1)	Bare Escentuals, Inc. 2006 Equity Incentive Award Plan.
10.42(1)	Third Amendment to Amended and Restated Agreement between Bare Escentuals Beauty, Inc. and QVC, Inc. dated September 5, 2006.
10.43(2)	Fifth Amendment to Credit Agreement among Bare Escentuals Beauty, Inc., formerly known as MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated September 11, 2006.
10.44(2)	Name and Likeness License Agreement between the Registrant and Leslie A. Blodgett dated September 22, 2006.
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference from Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-135484), filed on September 13, 2006.

(2)             Incorporated by reference from Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-135484), filed on September 25, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.

Date: November 15, 2006	By:	/s/ LESLIE A. BLODGETT
Leslie A. Blodgett
Chief Executive Officer and Director

	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick
Senior Vice President, Chief Financial Officer, Chief Operations Officer and Secretary