Form 10-K
period 2006-12-31
BARE ESCENTUALS INC
filed 2007-03-30
CIK 1295557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32465

BARE ESCENTUALS, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	20-1062857
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
71 Stevenson Street, 22nd Floor
San Francisco, CA	94105
(Address of Principal Executive Offices)	(Zip Code)

(415) 489-5000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of July 2, 2006, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $117.5 million based on the Company’s estimation of the fair value of $11.65 per share of its common stock on July 2, 2006.

There were 89,939,549 shares of the registrant’s common stock issued and outstanding as of the close of business on March 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on June 4, 2007 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

BARE ESCENTUALS, INC.
2006 ANNUAL REPORT ON FORM 10-K
INDEX

PART I

ITEM 1.                BUSINESS

Overview

Bare Escentuals is one of the fastest growing prestige beauty companies in the U.S. and a leader by sales and consumer awareness in mineral-based cosmetics. We develop, market and sell cosmetics, skin care, and body care products under our i.d. bareMinerals, i.d., RareMinerals and namesake Bare Escentuals brands, and professional skin care products under our md formulations brand. We believe our i.d. bareMinerals cosmetics, particularly our core foundation products, offer a highly differentiated, healthy and lightweight alternative to conventional liquid- or cream-based cosmetics while providing light to maximum coverage for all skin types. As such, we believe our foundation products have broad appeal to women of all ages including women who did not previously wear foundation before using i.d. bareMinerals. We utilize a distinctive marketing strategy and a multi-channel distribution model consisting of infomercials, home shopping television, specialty beauty retailers, company-owned boutiques, spas and salons and online shopping. This model has enabled us to increase our brand awareness, consumer loyalty and market share and achieve favorable operating margins. Bare Escentuals was the top-selling cosmetics brand company-wide at leading specialty beauty retailers Sephora and Ulta during 2005 and 2006. From 2002 through 2006, we increased net sales approximately 57.0% on a compound annual basis, and during the fiscal year ended December 31, 2006, our operating income was 35.2% of net sales.

Our i.d. bareMinerals-branded products include our core foundation products and a variety of eye and face products such as blushes, all-over-face colors, liner shadows, eyeshadows and glimmers. Our i.d. bareMinerals products are made primarily from finely milled minerals and do not contain any of the chemical additives commonly found in liquid, cream and pressed cosmetics, such as preservatives, oil, fragrances, talc, waxes, binders and other potential skin irritants. We design our products to provide women with the look and feel of “bare” skin while effectively concealing skin imperfections such as blemishes, rosacea and acne that can be exacerbated by traditional cosmetics. We believe that i.d. bareMinerals appeals to women who prefer a more natural look relative to traditional foundation or simply prefer products with a natural formulation. In addition to our i.d. bareMinerals products, we offer a broad range of other cosmetics and accessories, including finishing powders, lipsticks, lip-glosses, lip liners, mascaras, application tools and brushes under our i.d. brand and a patent-pending mineral-based nighttime skin revival treatment under the RareMinerals brand. We also offer numerous and exclusive formulas for bath, body and face under our Bare Escentuals brand and a wide range of professional skin care products under the md formulations brand.

A core element of our success is our distinctive marketing strategy and multi-channel distribution model. We focus on educating consumers about the unique benefits of our products, developing intimate relationships with those consumers, and capitalizing on our multi-channel distribution strategy to effectively reach and engage those consumers. We believe educational media such as infomercials and home shopping television are particularly effective at informing consumers about the innovative product formulation, application technique and resulting benefits of our i.d. bareMinerals cosmetics. We also believe that our company-owned boutiques enhance the authenticity of our brand and provide a personal environment in which we offer our broadest product assortment and provide one-on-one consumer consultations and product demonstrations. At the same time, our physical presence at specialty beauty retailers such as Sephora and Ulta have helped to further strengthen our brand image and provide additional points of contact to educate consumers about our products. Moreover, this model allows us to:

•       acquire new consumers and maintain premium brand positioning without the large expenditures on print-based advertising and marketing common in our industry;

•       provide consumers the ability to select the most convenient channel in which to purchase our products;

•       develop intimate consumer relationships that foster brand loyalty and encourage repeat purchases;

•       build a base of recurring revenues as a substantial percentage of new consumers participate in our product continuity programs through which products initially purchased are automatically replenished; and

•       drive traffic across our sales channels.

As of December 31, 2006, our domestic points of distribution included direct-response television such as our infomercials and home shopping television, approximately 335 retail locations consisting of specialty beauty retailers Sephora and Ulta, 33 open company-owned boutiques, approximately 900 spa and salon locations and online at www.bareescentuals.com, www.bareminerals.com and www.mdformulations.com.

Company History

The Bare Escentuals brand dates back to the opening of our first boutique in 1976. The Company was originally incorporated in Delaware on March 9, 2004 under the name STB Beauty, Inc. On February 24, 2006, the Company changed its name to Bare Escentuals, Inc. The Company was incorporated in order to acquire through its wholly owned subsidiary, STB Beauty Acquisition, Inc., 100% of the outstanding capital stock of MD Beauty, Inc. in a merger and recapitalization transaction (the “June 2004 Recapitalization”). Contemporaneous with the June 2004 Recapitalization, on June 10, 2004, STB Beauty Acquisition, Inc. was merged with and into MD Beauty, with MD Beauty being the surviving corporation operating as a wholly owned subsidiary of the Company.

In June 2004, we completed the June 2004 recapitalization, in which affiliates of Berkshire Partners LLC, a Boston-based private investment firm, JH Partners, LLC, a San Francisco-based private equity firm, and members of our management acquired a majority controlling interest in our company. In the transaction, we incurred approximately $100.0 million of new indebtedness, raised approximately $87.5 million of new equity financing and used $169.6 million to repurchase outstanding shares of capital stock and fully vested options. Stockholders who controlled a majority voting interest in our predecessor prior to the June 2004 recapitalization retained shared control of our outstanding capital stock immediately following the recapitalization. As a result, the transaction has been accounted for as a recapitalization for which no new basis of accounting resulted.

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

We completed our initial public offering of common stock on October 4, 2006, in which we raised net proceeds of $373.8 million. We used these proceeds to repay outstanding indebtedness and to buy out the management agreements with Berkshire Partners LLC and JH Partners, LLC.

Our Market

We operate within the large and steadily growing worldwide beauty care industry. The beauty care industry includes color cosmetics, skin care products, fragrances and hair care products. According to Euromonitor, a market research firm, the beauty care industry worldwide and within the U.S. represented over $254.2 billion and $47.8 billion, respectively, in retail sales in 2005. Five of the largest countries by retail sales in the beauty care industry according to Euromonitor are the United States, Japan, France, Germany and the UK with 2005 retail sales of $47.8 billion, $31.7 billion, $14.8 billion, $13.1 billion and $12.4 billion, respectively. Within the beauty care market, we compete primarily in the color cosmetics and skin care segments. Color cosmetics and skin care products constituted 92.9% and 7.1%, respectively, of our net sales for the year ended December 31, 2006.

U.S. Color Cosmetics and Skin Care Market

Color and Prestige Cosmetics Market: The U.S. color cosmetics market, which includes facial makeup, eye makeup and lip products, is estimated by Euromonitor to have had retail sales of $8.1 billion in 2005. The market for facial makeup is the largest segment of the U.S. cosmetics market, with estimated retail sales of $2.8 billion in 2005, according to Euromonitor. In addition, the markets for eye, lip, and nail products are estimated to have had retail sales of $2.5 billion, $2.2 billion, and $0.6 billion, respectively, in 2005.

Skin Care Market: U.S. retail sales of skin care products which include facial care, body care, and hand care were an estimated $7.6 billion in 2005, according to Euromonitor. The facial care market, the largest segment of the skin care market, was estimated at $5.7 billion in 2005 with approximately 88% of sales in this segment derived from facial moisturizers, anti-aging products, and cleansers.

International Color Cosmetics and Skin Care Market

Color and Prestige Cosmetics Market: The international color cosmetics market is estimated by Euromonitor to have had retail sales of $34.6 billion in 2005. The market for facial makeup is the largest segment of the international cosmetics market, with estimated sales of $12.4 billion in 2005, according to Euromonitor. In addition, Euromonitor estimates that the markets for eye, lip, and nail products had retail sales of $8.9 billion, $10.0 billion, and $3.3 billion, respectively, in 2005.

Skin Care Market: International retail sales of skin care products were an estimated $55.5 billion in 2005, according to Euromonitor. Euromonitor estimates that the international facial care market, the largest segment of the skin care market, had retail sales of $43.9 billion in 2005.

Key Trends

According to Euromonitor, the U.S. is currently experiencing a convergence of the cosmetics and toiletries, pharmaceuticals and packaged food industries in which consumers, particularly aging baby boomers, are seeking healthier alternatives in order to live longer, healthier lives. As such, manufacturers are bringing to market new products that promote health and wellness and offer benefits beyond beauty. We also believe consumers are increasingly seeking beauty products that allow them to maintain a healthy lifestyle and a natural look and feel. Euromonitor points to an increased focus on natural products due to trends towards environmentalism and consumers’ aligning themselves with the perceived simplicity and “back-to-basics” characteristics of such products. Natural products often are perceived by consumers as healthier alternatives.

Euromonitor also reports that the growth in facial makeup is expected to continue as consumers become more aware of the dangers of skin cancer and wrinkles caused by over-exposure to the sun. At the same time, the aging of baby boomers is expected to increase the demand for products with anti-aging benefits according to Euromonitor. Specifically, aging women are likely to use more foundation and concealer in an effort to cover up wrinkles and discoloration.

We believe a gradual shift is occurring in the distribution of premium beauty care products which have traditionally been distributed predominantly through department stores. Increasingly, premium products such as ours are being sold through direct-response television, such as infomercials and home shopping television, as well as through specialty retail, and spas and salons. According to industry sources, color cosmetics sales in these channels are projected to grow at a higher rate than sales of color cosmetics in total. We believe that growth in beauty product sales through these channels is being fueled by increasing consumer acceptance of direct-response television, the ability of prestige beauty companies to provide educational messages through this channel rather than traditional image-based marketing, and increased viewership. We believe independent prestige retailers, in turn, increasingly recognize the national and international product support provided by direct-response television. We believe these retailers are increasingly seeking unique products and brands featured in direct-response television to be sold in their retail stores. Euromonitor also reports the continuing growth in consumers’ desire for spa and salon services, which we believe will result in increased sales of beauty care products through this channel.

Brands and Products

We market and sell our products under two principal brands—Bare Escentuals and md formulations. We offer cosmetics, skin care and body care products under the Bare Escentuals brand and professional skin care products under the md formulations brand. We market our cosmetics products under our i.d. brand which includes our popular i.d. bareMinerals product line. We market our skin care products under the RareMinerals brand and our body care products under various sub-brands under Bare Escentuals. We market our professional skin care products under our md formulations brand. A detailed table of our brands and products is set forth below:

Bare Escentuals				md formulations
Cosmetics		Skin Care	Body Care	Professional Skin Care
i.d. bareMinerals	i.d. cosmetics	RareMinerals	Various sub-brands
Foundation	Finishing powders	Nighttime treatment	Washes	Facial cleansers
Concealers	Lipsticks		Lotions	Anti-aging lotions
Blush	Lip glosses		Fragrances	Moisturizers
All-over face color	Lip liners			Acne treatments
Liner shadows	Mascaras			Sunscreen
Eye shadows	Makeup brushes

Bare Escentuals Brands

i.d. bareMinerals.   Our i.d. bareMinerals-branded products include our core foundation products and a wide variety of eye, cheek, and face products such as blushes, all-over-face colors, liner shadows, eyeshadows and glimmers. All of our i.d. bareMinerals-branded products are made primarily from finely milled minerals and do not contain any of the chemical additives commonly found in liquid, cream and pressed cosmetics, such as preservatives, oil, fragrances, talc, waxes, binders and other potential skin irritants. We believe the efficacy of our products, as well as their positioning as a healthy and natural alternative to conventional cosmetics, appeals to a broad range of women who prefer a more natural look and feel, have skin conditions such as allergies, rosacea or acne that can be exacerbated by traditional cosmetics, or simply prefer products with a natural formulation. Our cosmetics products comprised approximately 92.9% and 91.3% of our net sales for the years ended December 31, 2006 and January 1, 2006, respectively. Our i.d. bareMinerals foundation comprised approximately 47.6% and 50.4% of our net sales for the years ended December 31, 2006 and January 1, 2006, respectively.

i.d. cosmetics.   Our i.d.-branded cosmetics include a broad assortment of fashionable color cosmetics and accessories including finishing powders, lipsticks, lip glosses, lip liners, mascaras, and application tools and brushes.

RareMinerals.   RareMinerals represents an innovative extension of our mineral-based expertise into the skin care category. Our patent-pending RareMinerals Skin Revival Treatment delivers concentrated organic macro and micro minerals to the skin through a time-released, active formulation to reduce the appearance of imperfections and increase skin firmness and hydration.

Body care brands.   Our body care products include various formulas for the bath, body, and face and are marketed under Bare Escentuals sub-brands such as Daily Essentials and Premium Body. These products are positioned as upscale “boutique” brands that are fun and full of personality.

md formulations

Our md formulations brand provides a complete professional skin care solution addressing the rapidly growing anti-aging market. This results-oriented skin care line was originally created to meet the needs of the demanding professional spa and salon channels. md formulations was one of the first commercial glycolic skin care brands developed in the U.S. and continues to be a leading brand in the use of glycolic acid as an active anti-aging compound. The brand uses four key steps, “cleanse, correct, hydrate and protect,” to create personalized skin care regimens that help people of all skin types achieve clearer, healthier, younger-looking skin. Our product formulations, which include glycolic compounds, are developed with a specific pH level to deliver maximum results with minimal skin irritation. We also test our products extensively for safety, efficacy and consumer satisfaction.

Products in the retail line include cleansers to cleanse and exfoliate; corrective treatments to reduce the appearance of wrinkles, discolorations, blemishes and improve overall skin texture and tone; antioxidant moisturizers to hydrate and help defend skin against future damage; and sun protectors to help prevent sunburn and premature skin aging. The brand also offers a complete line of professional-use-only products for use by aestheticians, such as glycolic peels, to complement the consumer retail line. Our md formulations products comprised approximately 4.9% and 7.4% of our net sales for the years ended December 31, 2006 and January 1, 2006, respectively.

Merchandising and Product Packaging

Our product formulations and branding are consistent across our distribution channels. However, we tailor product offerings to our distribution channels by creating unique and differentiated “kits” or assortments of products which help us to:

•       introduce new consumers to our brand;

•       create specialized offerings for our channel partners;

•       merchandise products according to channel demographics;

•       increase the average consumer purchase;

•       generate and renew excitement among our consumers; and

•       reinforce our brand.

For example, our introductory kit, which we market across all distribution channels, includes an assortment of our core products, including two different shades of i.d. bareMinerals foundation, Mineral Veil, Warmth, an application brush, a full coverage brush, a maximum coverage concealer brush and an instructional video. We also offer promotional kits which are typically “themed” to address specific end uses, targeted consumer segments or seasonal offerings. In addition, we produce limited quantities of many of our kits, which helps to generate excitement among consumers due to product scarcity.

Distribution Channels

We believe that a core element of our success is our distinctive multi-channel distribution model consisting of infomercials, home shopping television, premium wholesale, company-owned boutiques, spas and salons and online shopping. We believe that this distribution model, through which each channel reinforces the others, provides:

•       greater brand awareness across channels;

•       cost-effective consumer acquisition and education;

•       premium brand positioning without the large expenditures on print-based advertising and marketing common in our industry; and

•       improved convenience for consumers.

We use infomercials and home shopping television to develop brand awareness and educate consumers on product differentiation, proper application and resulting benefits. We believe this increased brand awareness drives consumers to shop in our company-owned boutiques and other retail distribution points where we are able to sell a broader assortment of our products and can interact with consumers on a one-on-one basis. In turn, we believe that our physical presence at specialty beauty retailers Sephora and Ulta further enhances our brand image and validates the premium positioning of our products.

Our domestic distribution model is summarized as follows:

Media
Retail	Wholesale	Marketing Benefits
Infomercials • Long-form • Short-form • www.bareminerals.com (for infomercial products)	Home Shopping Television • QVC • www.qvc.com	• Consumer education • Brand awareness • Cost-effective consumer acquisition

Traditional
Retail	Wholesale	Marketing Benefits
Company-owned Boutiques Online • www.bareescentuals.com • www.mdformulations.com	Premium Wholesale • Sephora • Ulta • Department stores Spas and salons	• Brand prestige • Personal interaction • Authenticity

Premium Wholesale

The premium wholesale channel accounted for 27.8% of our net sales for the year ended December 31, 2006. Our premium wholesale channel enables us to provide additional points of contact to educate consumers about our products, expand our traditional retail location penetration with limited capital investment, and further strengthen our brand image. As with our own boutiques, this channel allows us to target a consumer who may be less inclined to shop at home and provides an inviting venue to experience the products personally and discuss product features with experienced sales personnel. We have increased our sales within the premium wholesale channel by introducing our products into Ulta in 1997 and Sephora in 2004. As of December 31, 2006, our products were distributed in approximately 335 locations of these specialty beauty retailers. Bare Escentuals was the top-selling cosmetics brand company-wide at Sephora and Ulta in 2005 and 2006.

Bare Escentuals Boutiques

Our company-owned boutiques accounted for 14.2% of our net sales for the year ended December 31, 2006. We opened our first retail boutique in 1976 which offered a broad assortment of our bath, body, and cosmetics products under the Bare Escentuals brand. We believe that our company-owned boutiques reinforce our brand image, generate strong sales productivity and can be readily adapted to different location requirements. Our boutiques typically offer our broadest assortment of Bare Escentuals products, including our i.d. bareMinerals and i.d. cosmetics, our RareMinerals products and md formulations products. We believe that our boutiques enhance our ability to build strong consumer relationships and promote additional product use as we provide personal demonstrations and product consultations.

Below is a summary of our boutique locations open as of December 31, 2006:

California

Berkeley, CA—Fourth Street

Canoga Park, CA—Topanga Plaza

Corte Madera, CA—Town Center

Pleasanton, CA—Stoneridge Mall

Roseville, CA—Roseville Galleria

Santa Clara, CA—Valley Fair Mall

San Francisco, CA—Stonestown Galleria

San Francisco, CA—Pier 39

San Francisco, CA—San Francisco Centre

San Jose, CA—Oakridge Mall

San Mateo, CA—Hillsdale Mall

Denver

Denver, CO—Denver Pavilions

Orlando

Orlando, FL—Florida Mall

Atlanta

Atlanta, GA—Atlanta Airport

Atlanta, GA—Lenox Square

Chicago

Chicago, IL—Water Tower

Oakbrook, IL—Oakbrook

Schaumburg, IL—Woodfield Mall

Minneapolis

Bloomington, MN—Mall of America

St. Louis

St. Louis, MO—St. Louis Galleria

Charlotte

Charlotte, NC—South Park Mall

New Jersey

Paramus, NJ—Garden State Plaza

New York

New York, NY—Third Avenue

Garden City, NY—Roosevelt Field

Elmhurst, NY—Queens Center Mall

Ohio

Cincinnati, OH—Kenwood Towne Centre

Beachwood, OH—Beachwood Place

Pennsylvania

King of Prussia, PA—King of Prussia Mall

Seattle

Bellevue, WA—Bellevue Square

Texas

Dallas, TX—Northpark Center

San Antonio, TX—The Shops at La Cantera

Virginia

Mclean, VA—Tysons Corner

Wisconsin

Glendale, WI—Bayshore Town Center

At retail boutiques open for the twelve months ended December 31, 2006, our average annual net sales during that period was approximately $1,800 per square foot. Our company-owned boutiques opened since 2003 that have operations of at least twelve months typically have achieved a payback on our initial investment in them within twelve months. Based on the strong performance and limited geographic penetration of our boutiques to date, we believe that the opportunity exists to expand the number of boutiques that we operate. We opened five boutiques in 2005 and seven boutiques in 2006, and we expect to open a minimum of ten new boutiques in 2007. In addition, we intend to continue to refine our boutique operations including store design and product merchandising in order to maximize store financial performance.

Infomercials

Our infomercial sales accounted for 32.7% of our net sales for the year ended December 31, 2006. Our infomercials, broadcast in 28-minute “long-form” programs and 60- to 120-second “short-form” programs, create broad brand awareness, communicate the unique properties of mineral-based cosmetics and educate the consumer regarding proper application techniques. Since we first launched our long-form infomercial in 2002, this channel has served as one of our primary marketing mediums as well as a profitable sales and consumer acquisition channel. Our infomercials reach a large and diverse array of consumers through airings on cable and network television. Our long-form infomercial program regularly appears on cable networks such as Lifetime, the i television network, Oxygen, Bravo, FX, The Food Network, Style and Women’s Entertainment (WE) and many other smaller cable stations and local networks.

We work with an independent media agency to develop a media strategy and acquire desired time slots. We seek to achieve maximum media effectiveness through, among other techniques, regular performance evaluations of long-form and short-form programs, ongoing development of new infomercial content, management of local and national media mix and review of television station performance.

In addition to creating brand and category awareness and driving traffic through our other sales channels, our infomercials also serve as a direct-to-consumer retail sales channel. The channel generates two types of direct sales: “front-end” or initial purchases generated through phone or website orders in response to our aired media, and “back-end” continuity repurchases that replenish the initial cosmetics shipment.

Home Shopping Television

Home shopping television accounted for 12.6% of our net sales for the year ended December 31, 2006. We believe that home shopping television is a strong consumer acquisition channel that also educates the consumer. Since 1997, we have marketed and sold our i.d. bareMinerals cosmetics line along with other Bare Escentuals products on-air at QVC, through QVC’s website at www.qvc.com and in a QVC-produced Bare Escentuals-specific catalog.

QVC Agreement.   In December 1998, we entered into an agreement with QVC, Inc., under which we granted to QVC the exclusive right to promote, advertise, market, sell and distribute our products in all distribution channels in the United States other than our company-owned boutiques and prestige retail channels. For purposes of the QVC agreement, prestige retail channels means traditional department stores and specialty stores, specialty boutiques and beauty salons but excludes all other retail channels of distribution, including discount stores, drug stores, warehouse stores, superstores and retail outlet stores. In September 2006, we entered into an amendment to our agreement with QVC that gives us the right to enter into additional distribution channels. Under the amendment, we may promote, advertise, market and sell our products on our websites, advertising, catalogs, direct mail promotions and telephone numbers listed in our websites, catalogs and direct mail promotions, so long as we pay QVC a specified royalty on net sales of our products in these channels, which we refer to as Company Direct Marketing Media. Internet sales in the United States of products offered in the same configuration as on our infomercials bear a lower royalty rate than other net sales pursuant to Company Direct Marketing Media. The amendment also states that we may sell our products through the catalogs, direct mail promotions and websites of our prestige retail customers, again subject to payment of a specified royalty on these catalog, direct mail and website sales, which we refer to as Prestige Retail Direct Marketing Media. Our agreement prohibits us from selling products through retail channels not considered “prestige,” such as discount stores, warehouse stores and superstores and their associated websites. Under the amended agreement, we also have the right to promote and sell our products through infomercials, so long as we give QVC thirty days to match any bona fide third-party offer for infomercial rights in the United States.

Pursuant to the amendment, we granted QVC the exclusive right to promote, advertise, market and sell our products in Japan, Germany and the United Kingdom, subject to our rights to promote, advertise, market and sell our products in the same distribution channels available to us in the United States. We may terminate QVC’s exclusive rights in Japan, Germany or the United Kingdom if our on-air minutes on QVC in any such country for a given calendar year falls below a specified minimum number of minutes for such country. We are required to pay QVC specified royalties on net sales pursuant to Company Direct Marketing Media in Japan, Germany and the United Kingdom other than internet sales of products offered in the same configuration as on our infomercials on which we are not required to pay a royalty. We are not required to pay a royalty on net sales in Japan, Germany or the United Kingdom pursuant to Prestige Retail Direct Marketing Media, and QVC does not have a right of first refusal with respect to infomercials in these markets.

If we develop a new product line that is not competitive with any of the products being offered by QVC, then QVC has the right of first refusal to promote the new product line on the same terms and conditions as our other products under this agreement. Under the agreement, we may maintain a list of consumers who purchase products in our boutiques, by means of Company Direct Marketing Media and infomercials. We have agreed that during the term of the agreement we will not promote, advertise, market or sell products to consumers on this list other than through our boutiques, Company Direct Marketing Media or infomercials and related telephone numbers and websites, nor rent, sell or otherwise make use of this list in a manner not expressly permitted by the Agreement.

Under the agreement, QVC issues an order for product that it holds on consignment and then issues us a report that shows all sales to its customers. The agreement had an initial term of one year and provides for automatic renewal for successive one-year periods unless either party notifies the other at least thirty days prior to the end of any term and QVC’s net sales of our products are less than a minimum amount, subject to QVC’s right to cure by paying us additional amounts to make up shortfalls. Since the first year of the QVC agreement, QVC’s net sales of our products have been substantially in excess of the minimum amounts. In addition, either party may terminate the agreement upon the other party’s material breach, subject to notice and an opportunity to cure. If we terminate the agreement upon QVC’s material breach, then QVC may continue to sell our products on a non-exclusive basis for 36 months.

We are required to make our spokesperson available for at least eight appearances on QVC each year. Leslie Blodgett currently serves as our spokesperson for QVC, but we and QVC may mutually agree to replace Ms. Blodgett as our spokesperson.

Spas and Salons

Spas and salons accounted for 8.5% of our net sales for the year ended December 31, 2006. Our distribution through spas and salons provides an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the skin and complexion benefits that our i.d. bareMinerals and md formulations products provide. As of December 31, 2006, Bare Escentuals products were offered in approximately 900 spa and salon locations in the U.S. Growth in our spa and salon sales has been driven by our focus on higher-volume accounts as well as the 2002 introduction of our i.d. bareMinerals products into the channel, which were sold in over 80% of our spa and salon accounts open as of December 31, 2006.

International

Our international channel accounted for 4.2% of our net sales for the year ended December 31, 2006. We market both our Bare Escentuals and md formulations products internationally through a network of distributors. Over the last two years, we have reduced our base of international distributors in order to devote additional resources to countries with significant cosmetics markets. As of December 31, 2006, we sold to approximately 10 distributors who distribute product through retail channels and spas and salons in approximately 12 countries including Japan, the United Kingdom, and France. Working through our distributors, we also have developed a presence on home shopping television in certain international markets.

To enhance our prospects for successful local execution of these strategies in Japan and Europe, we intend to both work with our existing international distributor network and to develop strategic relationships with local partners who can provide expertise and sales and distribution infrastructure.

Online Shopping

In addition to selling products via our existing websites, www.bareminerals.com for sales of infomercial products and www.mdformulations.com for sales of professional skin care products, in February 2007, we began testing the sale of a limited assortment of our i.d. bareMinerals and RareMinerals products on our website www.bareescentuals.com. In addition to allowing consumers to purchase the core items in our product assortment, the website also educates consumers as to the benefits as well as proper usage and application techniques for each of the products offered.

Marketing and Promotion

We have an innovative, media-driven marketing strategy which focuses on educating consumers about the benefits of our products, developing intimate relationships with those consumers, and leveraging our multi-channel distribution approach to effectively reach and engage those consumers.

We employ the following marketing techniques:

Educational Media.   Our primary method of building brand awareness is through educational media including both our long-form and short-form infomercial programs and home shopping television. In addition to being profitable consumer acquisition channels, these sales channels provide an opportunity for us to communicate the benefits of our products to a broad audience as well as build brand awareness. During 2006, our short- and long-form infomercials were broadcast on television an average of over 540 times per week.

Consumer Testimonials.   We believe that one of the keys to the success of the Bare Escentuals brands has been testimonials from our consumers regarding the benefits of our products. As opposed to other cosmetics companies that rely on image-based marketing, we have used consumer testimonials, including before and after photos, in our marketing which allow us to demonstrate both the efficacy of our products and the increased self-confidence that our products have given many women. We believe that consumer testimonials are a particularly powerful component of our educational media marketing.

Public Relations.   We have benefited from a broad range of media coverage that has highlighted our innovative products and success. Our products have been profiled in magazines such as O, the Oprah Magazine, Glamour, Cosmopolitan, Vogue, InStyle, Good Housekeeping, Marie Claire, Shape, Parenting, Natural Health and Women’s Wear Daily. We also benefit from public appearances by Ms. Blodgett at our retail events, which have been covered on local television news broadcasts.

Word of Mouth.   We believe that our company benefits from strong consumer loyalty as well as the emotional connection formed between our consumers and our brand. In turn, we believe that our consumers are strong advocates for our brand and have displayed a willingness to convert others to our brand. In our August 2005 response survey of our infomercial customers, 87% of respondents using i.d. bareMinerals would “enthusiastically” recommend i.d. bareMinerals to a friend.

Bare Escentuals Consumer Community.   Strong consumer loyalty has resulted in the development of a community of consumers who share a passion for our Bare Escentuals brand. This community has expressed itself through attendance at events we sponsor, as well as events initiated by individual consumers. In addition, these loyal consumers have established an online community independent of the company’s efforts via the website www.beaddicts.com. This loyal community of users provides invaluable feedback that we often incorporate into our marketing strategies and product development.

Product Development

We focus a significant portion of our product development efforts on creating new products and improving existing products based on feedback and suggestions from our consumers. Many of these suggestions are the catalyst for new product development and introductions. For example, we recently introduced a successful new all-over face color called Trudy, which is a unique color combination we named after the dedicated consumer who suggested it. Our Beautiful at any Age kits, which include tailored product assortments for women in their 20s, 30s, 40s and 50s, were developed based on feedback from our consumers who were searching for age-specific solutions to meet their cosmetics needs.

We seek to reinforce the benefits of our products by highlighting the emotions our products are intended to inspire in our marketing and packaging. Examples of this emotion-inspired marketing include our Glee brand of all-over face color which is named for the “happy glow” that the product is intended to deliver as well as our Warmth brand of bronzer which we created to provide a well-rested, healthy and radiant look. Our goal is to make wearing makeup an enjoyable and desirable experience for our consumers. We believe that by involving our community of users in product development and by utilizing emotion-inspired marketing, we help to develop a closer connection with our consumers as well as build excitement around our new product introductions.

Our product development department works with third-party laboratory teams to develop different shades and textures for our prospective products, and to determine the fragrance, opacity and viscosity of such products. After consumer evaluations and stability and compatibility testing, the product undergoes clinical and safety testing. Finally, the product must meet adequate color, texture and performance tests before it can be marketed.

We also believe we have built a specialized distribution platform that we can use to market new concepts and products. We intend to continue to create new products and improve existing products in our core product lines by incorporating consumer feedback into our product development efforts. In addition, we intend to capitalize on our extensive knowledge and experience in mineral-based cosmetics to develop other prestige beauty products and use the success of our i.d. bareMinerals and Bare Escentuals brands, as well as our loyal consumer base, to market these products.

Sourcing

We use third-party contract manufacturers and suppliers to obtain substantially all raw materials, components and packaging products and to manufacture finished products relating to our Bare Escentuals and md formulations brands. We utilize approximately 30 different product and packaging suppliers from which we source and contract manufacture our products. Suppliers purchase all necessary raw materials, including the minerals used to manufacture our products. BioKool, LLC is the sole supplier of the proprietary ingredient in our RareMinerals products. Other than the ingredient supplied by BioKool, we do not believe any of the raw materials used in our products is scarce or that raw materials or lack of suppliers present a potential supply chain risk. Each supplier manufactures products that meet our established guidelines.

With respect to our other third-party manufacturers, we make purchases through purchase orders. We believe that we have good relationships with our manufacturers and that there are alternative sources in the event that one or more of these manufacturers is not available. We continually review our manufacturing needs against the capacity of our contract manufacturers to ensure that we are able to meet our production goals, reduce costs, and operate more efficiently.

Fulfillment

Our fulfillment operations consist of an approximately 69,000 square foot company-operated distribution center in Hayward, California and an approximately 110,000 square foot fulfillment and distribution center operated by Datapak Services Corporation, or Datapak, an unrelated third party, in Plymouth, Michigan. We also plan to open a new 300,000 square foot facility in Obetz, Ohio during 2007. From Hayward, we distribute wholesale and bulk orders of product to our retail boutiques, spas and salons, premium wholesale customers, international distributors and QVC. From Plymouth, Datapak fulfills direct-to-consumer orders, including distribution of product to our infomercial and Internet customers. We have delivered notice of non-renewal to Datapak, and we plan to take over the fulfillment functions Datapak currently performs at our new facility in Obetz, Ohio. We will use the new facility to distribute products to our premium wholesale, spa and salon and international customers, QVC, our company-owned boutiques and infomercial and online shopping customers.

Distribution Centers.   In August 2005, we moved our Company-operated distribution center from Emeryville, California to a larger, more modern facility in Hayward, California. Built in 1997, the new facility at approximately 69,000 square feet is nearly three times larger than our previous facility. In February 2007, we entered into a ten-year lease for an approximately 300,000 square foot facility in Obetz, Ohio. The new facility in Obetz is within two business days of approximately 60% of the US population, and is expected to primarily service Midwest and East Coast premium wholesale customers, QVC, company-owned boutiques, infomercial and online shopping customers. The facility is expected to expand warehouse capacity to support wholesale growth over the next five years, improve customer service, improve flexibility to offer promotional items and reduce shipping time and costs to our premium wholesale customers, spas and company-owned boutiques located in the Midwest and the East Coast.

Datapak Distribution Center.   Datapak specializes in fulfillment for direct response television, business-to-business, business-to-consumer, e-commerce fulfillment and product branding campaigns and has almost 20 years of experience in the fulfillment industry. We have had a relationship with Datapak for over four years. In January 2006, we entered into a master services agreement with Datapak. Under this agreement, Datapak provides us with a customized order fulfillment and administrative program, which includes packaging and shipping orders of our products. In addition, Datapak maintains an inventory tracking system and provides a customer inquiry line, telemarketing services, infomercial order processing and data and statistics regarding its services. Under this agreement, Datapak is required to ship substantially all orders for our product within 24 hours of the time of the order. Our agreement with Datapak expires on December 31, 2007, after which it will be automatically extended for additional one-year periods unless either party provides 90 days’ written notice of its intention not to renew. We have delivered notice of non-renewal to Datapak, and we plan to take over the fulfillment functions Datapak currently performs at our new facility in Obetz, Ohio.

Information Technology

We use our information systems to manage our wholesale, retail, and corporate operations. These management information systems provide business process support and intelligence across our multi-channel operations. Our systems consist of merchandising, wholesale order management, retail point of sale and inventory management, and finance and accounting systems.

In 2006, we embarked on a comprehensive strategy to replace our legacy information systems infrastructure. Our new systems will include core functions such as purchasing, merchandising, finance and accounting, inventory and order management, and warehousing and distribution. We expect this process to be substantially complete before the end of 2007. In connection with this process, we hired a new Vice President of Information Technology who will oversee our systems infrastructure upgrade.

Our data center is located at an offsite facility with redundant systems for power, HVAC and security as well as seismic precautions and fire suppression. In addition, this facility has been granted “Essential Facility” status according to applicable building codes, assuring that facility will remain operational during and after a major earthquake, and that tenants will be allowed on-site without the city inspection required of non-essential structures.

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary, for manufacturing, marketing, distributing and selling our cosmetics, fragrances and skin care brands. These marks include brand names for products as well as product categories, including: Bare Escentuals, i.d., md formulations, i.d. bareMinerals, RareMinerals, bareVitamins, md forte and Mineral Veil. All of these trademarks are the subject of either registrations or pending applications in the United States, as well as numerous other countries worldwide where we do business. In general, trademarks are valid as long as they are in use and/or their registrations are properly maintained, and trademark registrations can generally be renewed indefinitely so long as the marks are in use. We consider the protection and enforcement of our trademark rights to be important to our business.

TriStrata Agreement.   We hold a license from TriStrata Technology Inc. allowing us to use patented technology regarding glycolic acid in our professional skin care lines. We entered into a license agreement with TriStrata in July 1999. Under the agreement, as amended to date, TriStrata granted us a non-exclusive license of its patent rights for products containing glycolic acids and its salts for the treatment of wrinkles and fine lines, dry skin, in combination with salicylic acid for the treatment of acne and in combination with hydroquinone 2% or less for the treatment of skin pigmentation, and as a skin cleanser, hair conditioner and shampoo. The agreement prohibits us from marketing products using the licensed technology from TriStrata through multi-level or door-to-door channels. We pay TriStrata a royalty, including a minimum annual royalty amount on products we sell using its patented technology. TriStrata may terminate the license agreement with us if we fail to pay any amounts required or otherwise breach a provision under the license agreement, subject to prior written notice and an opportunity to cure. TriStrata also may terminate the license in the event of our bankruptcy or insolvency. We may terminate the license agreement on six months’ prior written notice, after which we can make no further sales of products that incorporate the licensed technology.

Rights to md formulations.   Our MD Formulations Inc. subsidiary acquired rights to the md formulations trademarks and some of our md formulations product rights from a large specialty pharmaceutical company in 1999. We currently sell our md formulations products in sales channels that arguably exceed the permitted field of use specified in the purchase agreement. The agreement provides for the sale to MD Formulations of md formulations product rights for use in a field of use defined as the research, development, manufacture, marketing and sale of alpha hydroxy acid, or AHA, skin care products to “skin care aestheticians” worldwide and to physicians outside of the United States. The party from which we purchased the md formulations product rights is aware of our sales in these channels and has not requested that we discontinue sales in these channels, although it has to date refused our requests to extend the license to explicitly cover all of these sales. However, if it were to challenge our rights to sell md formulations products in these distribution channels, we could be required to engage in litigation or negotiation regarding these rights or enter into a commercial arrangement with respect to these rights.

BioKool Agreement.   We also hold a license with BioKool, LLC for its patent-pending mineral extraction technology, which we use in our RareMinerals products. In September 2005, we entered into a license and supply agreement with BioKool in contemplation of new product development, pursuant to which we have the exclusive, worldwide right to use its proprietary mineral ingredients in our personal care products. BioKool has agreed to supply all of our requirements for the ingredients. We will make orders on a purchase order basis and are not required to purchase any minimum quantity. We may cancel or change a purchase order on 30 days notice without incurring any charges. Upon the completion of a successful clinical test, we paid BioKool $1.0 million. We are required to use commercially reasonable efforts to incorporate the licensed ingredients into commercial products. In the year ended December 31, 2006, we launched commercial sales of the products containing the licensed ingredients. We are required to pay a royalty on net sales of such products, including a minimum royalty amount. The agreement expires in September 2015, but may be renewed thereafter. In addition, we have the sole right to renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the first commercial launch of a product. Either party has the right to terminate the agreement if the other party fails to perform any material term of the agreement subject to 60 days’ prior written notice. Upon termination, we may sell any products in our inventory, but may not make any additional products containing the licensed ingredients. BioKool has agreed to indemnify us against any liabilities we incur based upon a claim that the licensed ingredients or the BioKool mineral technology infringes upon any intellectual property rights of others. In addition, we have agreed to indemnify BioKool against any liabilities to the extent based upon claims that the products we develop using the mineral technology infringe upon any intellectual property rights of others or claims alleging misrepresentations regarding the efficacy of our products.

We own numerous copyrights and trade dress rights for our products, product packaging, and catalogs.

Competition

The beauty industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition is generally a function of brand strength, assortment and continuity of merchandise selection, reliable order fulfillment and delivery, and level of brand support and customer support. We compete with a large number of manufacturers and marketers of beauty products, many of which have significantly greater resources than we do. Many of our competitors also have the ability to develop and market products similar to and competitive with our products. Specifically, we compete with the major makeup and skin care companies which market many brands including Avon, Bobbi Brown, Chanel, Clarins, Clinique, Estée Lauder, L’Oréal, Lancôme, M.A.C., Neutrogena, Shiseido and Smashbox, of which Avon, L’Oréal and Neutrogena recently launched mineral-based makeup. We also compete with several smaller mineral-based cosmetics brands.

We believe that we compete primarily on the basis of product differentiation, sales and marketing strategy and distribution model. In addition to the significant resources we have devoted over time to developing our innovative product formulation and differentiated product concepts, we believe that our expertise within the mineral-based cosmetics category, brand authenticity and loyal consumer base, and multi-channel marketing and distribution expertise provide us with competitive advantages in the market for prestige cosmetics.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration, the Federal Trade Commission, State Attorneys General in the U.S., the international regulatory authorities in the countries in which our products are produced or sold. Such regulations principally relate to the safety of our ingredients, proper labeling, advertising, packaging and marketing of our products. For example, in Japan, the Ministry of Health, Labor and Welfare requires our distributor to have an import business license and to register each personal care product imported into Japan. In addition, the sale of cosmetics products is regulated in the European Union member states under the European Union Cosmetics

Directive, which requires a uniform application for foreign companies making personal care product sales. We believe that we are in substantial compliance with such regulations, as well as with applicable federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment. There are no capital expenditures for environmental control matters either planned in the current year or expected in the near future. However, regulations that are designed to protect consumers or the environment have an influence on our products.

Under the FDC Act, cosmetics are defined as articles applied to the human body to cleanse, beautify or alter the appearance. Cosmetics are not subject to pre-market approval by the FDA but the product and ingredients must be tested to assure safety. If the product or ingredients are not tested for safety, a specific warning is required. The FDA monitors compliance of cosmetic products through random inspection of cosmetic manufacturers and distributors. The FDA utilizes an “intended use” doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product. If a cosmetic product is intended for a disease condition or to affect the structure or function of the human body, the FDA will regulate the product as a drug rather than a cosmetic. The product will then be subject to all drug requirements under the FDC Act including pre-approval by the FDA of the product before future marketing. The labeling of cosmetic products is subject to the requirements of the FDC Act, Fair Packaging and Labeling Act and other FDA regulations. If the FDA considers label claims for our cosmetic products to be claims affecting the structure or function of the human body, our products may be regulated as drugs. If our products are regulated as drugs by the FDA, we would be required to conduct clinical trials to demonstrate safety and efficacy of our products in order to continue marketing such products. However, we may not have sufficient resources to conduct any required clinical studies and we may not be able to demonstrate sufficient efficacy or safety data to resume future marketing of such products. Any inquiries from the FDA or other foreign regulatory authorities into the regulatory status of our cosmetic products and any related interruption in the marketing and sale of those products could severely damage our brands and company reputation in the marketplace.

Employees

As of December 31, 2006, we had 863 employees, of whom 341 were full-time employees and 522 were part-time employees. During the fourth quarter of each year, we increase the sales force at our boutiques to meet consumer demand during the peak holiday selling season. Thus, the total number of employees fluctuates with the most changes occurring at the boutique sales level.

None of our employees is represented by a collective bargaining agreement. There are no pending labor-related legal actions against us filed with any state or federal agency. We believe our employee relations are good.

Available Information

Our Internet address is http://www.bareescentuals.com.  We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.        RISK FACTORS

The risks set forth below may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently aware, or that we currently regard as immaterial based on the information available to us that later prove to be material.

Risks Relating to Our Business

Our success is dependent on sales of our mineral-based foundation. A change in consumer preferences for such products could harm our business.

During the year ended December 31, 2006, approximately 47.6% of our net sales were derived from our sales of foundation products. We are vulnerable to shifting consumer tastes and demands and cannot assure you that our foundation will maintain its popularity and market acceptance. Our growth and future success will depend, in part, upon consumer preferences for our mineral-based foundation. A decline in consumer demand for our mineral-based foundation would result in decreased net sales of our products and harm our business. Moreover, we are identified as a mineral-based cosmetics company, and it would likely damage our reputation were these products to fall out of favor with consumers.

We do not have long-term purchase commitments from our significant customers, and a decrease or interruption in their business with us would reduce our sales and profitability.

We depend on wholesale sales to QVC Inc. and to specialty beauty retailers for a significant portion of our net sales. Sales to QVC, Sephora and Ulta accounted for an aggregate of 39.9% of our net sales for the year ended December 31, 2006, with sales to all three of these customers accounting for greater than 10% of our net sales for the year ended December 31, 2006. Our arrangement with QVC does not obligate QVC to make any purchases of our products or to undertake any efforts to promote our products on air or otherwise, and our arrangements with each of Sephora and Ulta are by purchase order and are terminable at will at the option of either party. A substantial decrease or interruption in business from these significant customers could result in inventory write-offs or in the loss of future business and could reduce our liquidity and profitability. In addition, our appearances on QVC enhance our brand awareness and drive sales both on QVC and in our other sales channels. As a result, a decision by QVC to reduce the number of times per year it features our products on air or the type of such appearances would cause a decline in our sales to QVC and could cause sales in our other channels to suffer.

In the future, our significant customers may undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease their orders for our products. Further, one or more of these customers may decide to exclusively feature a competitor’s mineral-based products, develop their own store-brand mineral-based products or reduce the number of brands of cosmetics and beauty products they sell, any of which could affect our ability to sell our products to them on favorable terms, if at all. Our loss of significant customers would impair our sales and profitability and harm our business, prospects, financial condition and results of operations.

The beauty industry is highly competitive, and if we are unable to compete effectively it could significantly harm our business, prospects, financial condition and results of operations.

The beauty industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. Our products face, and will continue to face, competition for consumer recognition and market share with products that have achieved significant national and international brand name recognition and consumer loyalty, such as those offered by global prestige beauty companies Avon Products, Inc., Elizabeth Arden, Inc., The Estée Lauder Companies, Inc. and L’Oréal S.A. Avon and

Neutrogena, of which Avon, L’Oréal and Neutrogena have recently launched mineral-based makeup. These companies have significantly greater resources than we have and are less leveraged than we are. Our competitors typically devote substantial resources to promoting their brands through traditional forms of advertising, such as print media and television commercials. Because of such mass marketing methods, our competitors’ products may achieve higher visibility and recognition than our products. In addition, our competitors may duplicate our marketing strategy and distribution model to increase the breadth of their product sales.

The total market for prestige cosmetics is not growing rapidly. As a result, competition for market share in this cosmetics category is especially intense. In order to succeed, we must continue to take market share from our competitors across all of our sales channels. We compete with prestige cosmetics companies primarily in department store and specialty beauty retail channels, but prestige cosmetics companies also recently have increased their sales through infomercial and home shopping television channels. Mass cosmetics brands are sold primarily though channels in which we do not sell our products, such as mass merchants and catalogs, but mass cosmetics companies are increasingly making efforts to acquire market share in the higher-margin prestige cosmetics category by introducing brands and products that address this market. If we are unable to maintain or improve the inventory levels and in-store positioning of our products in third-party retailers or maintain and increase sales of our products through our other distribution channels, including infomercials, home shopping television and other direct-to-consumer methods, our ability to achieve and maintain significant market acceptance for our products could be severely impaired.

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

We have grown rapidly, with our net sales increasing from approximately $94.7 million for the year ended December 31, 2003 to approximately $394.5 million for the year ended December 31, 2006. Our growth has placed, and will continue to place, a strain on our management team, information systems and other resources. To manage growth effectively, we must:

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

Most of the members of our senior management team, including our President, Vice President of Operations, Vice President of Information Technology, and Vice President of Sales have been hired since January 2006. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

Our planned expansion of our boutique operations will result in increased expenses with no guarantee of increased earnings. In addition, we may close boutiques that are not profitable or incur other costs, which could cause our results of operations to suffer.

We opened a total of seven new boutiques in 2006, and we plan to open a minimum of ten new boutiques in 2007. We expect our total capital expenditures associated with opening these new boutiques to be approximately $3.5 million in 2007. However, we may not be able to attain our target number of new boutique openings, and any of the new boutiques that we open may not be profitable, either of which could cause our financial results to suffer. Our ability to expand by opening new boutiques will depend in part on the following factors:

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

All of our products are contract manufactured or supplied by third parties. We have a long-term contract with only one of the manufacturers of our products. The fact that we do not have long-term contracts with our other third-party manufacturers means that they could cease manufacturing these products for us at any time and for any reason. In addition, our third-party manufacturers are not restricted from manufacturing our competitors’ products, including mineral-based products. We also source some of our products through a supplier agent that purchases products from third-party manufacturers. This supplier agent, with whom we do not have a long-term contract, accounted for approximately 41% of our net product received for the year ended December 31, 2006. If we are unable to obtain adequate supplies of suitable products because of the loss of one or more key vendors or manufacturers or our supplier agent or otherwise, our business and results of operations would suffer because we would be missing products from our merchandise mix unless and until we could make alternative supply arrangements. In addition, identifying and selecting alternative vendors would be time-consuming and expensive, and we might experience significant delays in production during this selection process. Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

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

In accordance with the Federal Food, Drug and Cosmetic Act, or FDC Act, and regulations enforced by the Food and Drug Administration, or FDA, the manufacturing processes of our third party manufacturers must comply with the FDA’s current Good Manufacturing Practices, or cGMPs, for manufacturing drug products. The manufacturing of our cosmetic products are subject to the misbranding and adulteration sections of the FDC Act applicable to cosmetics. The FDA may inspect our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with cGMPs and the FDC Act provisions applicable to manufacturing cosmetic products. We have limited control over the FDA compliance of our third-party manufacturers. A history of past compliance is not a guarantee that future FDA regulatory manufacturing requirements will not mandate other compliance steps with associated expense.

If we or our third-party manufacturers fail to comply with federal, state or foreign regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of products with non-complying specifications, initiate product recalls or change product labeling, packaging or advertising or take other corrective action. In addition, sanctions under the FDC Act may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. If any of the above events occurs, we would be required to expend significant resources to comply with FDA requirements and we might need to seek the services of alternative third-party manufacturers. Obtaining the required regulatory approvals, including from the FDA, to use alternative third-party manufacturers may involve a lengthy and uncertain process. A prolonged interruption in the manufacturing of one or more of our products as a result of non-compliance could decrease our supply of products available for sale which could reduce our net sales, gross profits and market share, as well as harm our overall business, prospects, financial condition and results of operations.

We have depended on Datapak Services Corporation, or Datapak, for fulfillment of products sold through our infomercials and we are planning to take over the fulfillment functions it has performed.

We depend on Datapak for fulfillment of our infomercial sales, which represented 32.7% of our net sales for the year ended December 31, 2006. We contract with Datapak for inventory management, call center operation, hosting of our bareminerals.com website and packing and shipping of product to our customers. Our contract with Datapak expires on December 31, 2007, subject to automatic one-year renewals thereafter for one-year periods unless either party gives 90 days’ written notice of nonrenewal. We have delivered notice of nonrenewal to Datapak, and we plan to take over the fulfillment functions Datapak currently performs at our new facility in Obetz, Ohio. If Datapak were to terminate its relationship with us before we are prepared to take over the fulfillment services it performs, we could experience a delay in reestablishing our ability to pack and ship product to our infomercial customers, which could harm our business. We have limited experience with fulfilling direct to consumer infomercial orders, and as a result, even if our transition away from Datapak occurs on the anticipated timetable, we may experience disruptions or delays in accepting orders, processing them or delivering product to infomercial customers as we take over the services previously provided by Datapak. Additionally, our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of Datapak’s customer call center operations. In the past, we have received customer complaints related to the services provided by Datapak’s customer call center operations. Because our success depends in large part on keeping our customers satisfied, and because infomercial sales constitute a significant portion of our net sales, any failure by Datapak to provide satisfactory levels of customer service or any failure by us to provide satisfactory levels of customer service after we bring these functions in-house, would likely impair our reputation and harm our business, prospects, financial condition and results of operations.

Our manufacturers ship a significant portion of the product we order to our distribution center in Hayward, California, and any significant disruption of this center’s operations would hurt our ability to make timely delivery of our products.

We distribute products to our premium wholesale, spa and salon and international customers, QVC and our company-owned boutiques from our facility in Hayward, California. Approximately 67% of our net sales for the year ended December 31, 2006 were derived from these channels. A natural disaster or other catastrophic event, such as a fire, flood, severe storm, break-in, terrorist attack or other comparable event could cause interruptions or delays in our business and loss of inventory and could render us unable to accept or fulfill customer orders in a timely manner, or at all. In addition, Hayward is located on a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of our distribution facility, and our coverage under our existing earthquake insurance is limited to $10 million. The impact of any of these natural disasters or other catastrophic events on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan, and we do not have a final plan currently in place. In addition, our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, fire, natural disaster or other catastrophic event were to destroy a significant part of our Hayward, California facility or interrupt our operations for an extended period of time, our net sales would be reduced and our results of operations would be harmed.

Our new distribution facility in Obetz, Ohio may not perform as planned.

In addition to our facility in Hayward, California, we are planning to open a new facility in Obetz, Ohio in 2007 that would also distribute products to our premium wholesale, spa and salon and international customers, QVC, our company-owned boutiques and infomercial and online shopping customers. In February 2007, we entered into a 10-year lease for an approximately 300,000 square foot facility in Obetz, Ohio where we are expecting to perform in-house the fulfillment functions that Datapak is currently performing for us, such as packaging and shipping of product to our infomercial and online shopping customers. The facility is expected to expand warehouse capacity to support growth in premium wholesale sales over the next five years, improve customer service, improve flexibility to offer promotional items and reduce shipping time and costs to our premium wholesale customers, spas and company-owned boutiques located in the Midwest and the East Coast. However, with respect to infomercial fulfillment, we have traditionally outsourced these functions and do not have experience managing these operations. It may be more expensive and time consuming than we expect to open and operate the facility. As a result, we may have increased expenses associated with opening the new facility without a corresponding reduction in costs per transaction or improvement in customer service. Furthermore, if our new facility does not comply with applicable laws and regulations or fails to meet expected deadlines, our ability to deliver products to meet commercial demand would be significantly impaired.

Our quarterly results of operations may fluctuate due to the timing of customer orders, the number of QVC appearances we make, new boutique openings, as well as limited seasonality and other factors.

We may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including the timing of orders from our premium wholesale customers, the timing and number of our appearances on QVC, the timing of new boutique openings, seasonality and other factors. We make sales to our premium wholesale customers on a purchase order basis, and we receive new orders when and as these customers need replenishment product. As a result, their orders typically are not evenly distributed through the course of the year. In addition, our sales to QVC are largely dependent on the timing and number of our on-air appearances, with our greatest sales generated through appearances where our products are featured as “Today’s Special Value” or “TSV.”  As such, we expect our quarterly results to continue to fluctuate based on the number of shows in a quarter and whether a particular quarter includes a TSV or not.

We opened a total of seven new boutiques in 2006 and we plan to open a minimum of ten new boutiques in 2007. The timing of these boutique openings will impact both our net sales and our selling, general and administrative expenses. For example, if we were to open a number of new boutiques at the end of a quarter, our results of operations for that quarter would include limited net sales from the new boutiques but substantially all of the pre-opening expenses associated with such boutiques.

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

We are in the process of substantially modifying our information technology systems supporting our financial management and reporting, inventory and purchasing management, order management, warehouse management and forecasting. Modifications will involve replacing legacy systems with successor systems during the course of 2007. There are inherent risks associated with replacing our core systems, including supply chain disruptions that may affect our ability to deliver products to our customers. We believe that other companies have experienced significant delays and cost overruns in implementing similar systems changes, and we may encounter similar problems. We may not be able to successfully implement these new systems or implement them without supply chain disruptions in the future. Any resulting supply chain disruptions could harm our business, prospects, financial condition and results of operations. We do not believe our existing systems are adequate to support our growth. Thus, if we are not able to implement these new systems successfully, our business, prospects, financial condition and results of operations may suffer.

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

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to its effectiveness, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal control over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. The management certification and auditor attestation requirements of Section 404 will initially apply to our Annual Report on Form 10-K for our fiscal year ended December 30, 2007. However, as we are still in the evaluation process, we may identify conditions that may result in significant deficiencies or material weaknesses in the future. A material weakness is a significant deficiency, as defined in Public Accounting Oversight Board Auditing Standard No. 2 or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

Our indebtedness could limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations or to refinance the obligations on acceptable terms, or at all.

Our consolidated long-term indebtedness as of December 31, 2006 was $339.3 million. We may incur up to an additional $24.6 million under our revolving credit facility, subject to compliance with a maximum leverage ratio covenant.

Our senior secured credit facilities, as amended in December 2006, contain a number of significant covenants, which limit our ability to, among other things, incur additional indebtedness, make investments, pay dividends, make distributions, or redeem or repurchase capital stock and grant liens on our assets or the assets of our subsidiaries. For example, we are restricted from incurring additional indebtedness from a third party unless we satisfy the maximum leverage ratio covenant in our credit facility. As of December 31, 2006, we could incur an additional $43.0 million of indebtedness in compliance with this covenant, as amended. Our senior secured credit facilities also require us to maintain specified financial ratios and satisfy financial condition tests at the end of each fiscal quarter. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not meet those tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. If the lenders accelerate amounts owing under our senior secured credit facilities because of a default and we are unable to pay such amounts, the lenders have the right to foreclose on substantially all of our assets.

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

As of December 31, 2006, we had $339.3 million of consolidated indebtedness that was subject to variable interest rates. Interest rates in the U.S. recently have been near historic lows, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Presently, we do not hedge any of our variable rate indebtedness against interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $339.3 million of variable interest rate indebtedness outstanding as of December 31, 2006, a hypothetical 1% increase or decrease in interest rates would result in a change of approximately $3.4 million change to our annual interest expense.

We had a negative net worth as of December 31, 2006, which may make it more difficult and costly for us to obtain financing in the future.

As of December 31, 2006, we had a negative net worth of $228.5 million. Our negative net worth resulted from the use of borrowings to fund our repurchase of stock in connection with our June 2004 recapitalization and to fund dividends in connection with our February 2005 recapitalization, October 2005 recapitalization and June 2006 recapitalization transactions. As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Our products may cause unexpected and undesirable side effects that could limit their use, require their removal from the market or prevent further development. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be.

Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in our recall or discontinuance of sales of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses of commercializing new products. In addition, consumers or industry analysts may assert claims that our products are not as effective as we claim them to be. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales. We are particularly susceptible to these risks because our marketing campaign heavily relies on the assertion that our products are “pure” and ideal for women who have skin conditions that can be exacerbated by traditional cosmetics.

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

We do not currently own any patent registrations for our products. If we are unable to protect our intellectual property rights, our ability to compete could be harmed.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include registered trademarks on our name, “Bare Escentuals,” as well as our brands “i.d. bareMinerals,” “i.d.,” “md formulations,” “Bare Escentuals” and “RareMinerals,” copyrights in our infomercial broadcasts and website content, rights to our domain names www.bareescentuals.com, www.bareminerals.com and www.mdformulations.com, and trade secrets and know-how with respect to product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers, and others to protect our proprietary rights. We have not received patent protection on any of our products, though we have licenses for the proprietary formulations and ingredients used in some of our md formulations and RareMinerals products. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

Other parties may infringe on our intellectual property rights and may thereby dilute our brands in the marketplace. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. For example, we currently are pursuing claims in litigation against M/D Skin Care LLC and its founder Dr. Dennis Gross regarding their use of the trademark “MD Skincare.”  M/D Skin Care LLC has also filed claims against us in the case. In each case, we believe the competing marks infringe our trademark rights and create confusion in the marketplace. We have incurred and expect to incur significant legal fees and other expenses in pursuing these claims. If we receive an adverse judgment in either of these matters or in any other cases we may bring in the future to defend our intellectual property rights, we may suffer further dilution of our trademarks and other rights, which could harm our ability to compete as well as our business, prospects, financial condition and results of operations.

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

Our MD Formulations, Inc. subsidiary acquired rights to the md formulations trademarks and some of our md formulations product rights from a large specialty pharmaceutical company in 1999. We currently sell our md formulations products in sales channels that arguably exceed the permitted field of use specified in the purchase agreement. The agreement provides for the sale to MD Formulations of md formulations product rights for use in a field of use defined as the research, development, manufacture, marketing and sale of alpha hydroxy acid, or AHA, skin care products to “skin care aestheticians” worldwide and to physicians outside of the United States. For the year ended December 31, 2006, we made approximately 62.0% of our sales of md formulations products to spas and salons, which we require to employ aestheticians and to international distributors, but during the past five years, we also have sold these products in our premium wholesale channels, through our own boutiques and on our mdformulations.com website. The party from which we purchased the md formulations product rights is aware of our sales in these channels and has not requested that we discontinue sales in these channels, although it has to date refused our requests to expand the permitted field of use to explicitly cover all of these sales. However, if it were to challenge our rights to sell md formulations products in these distribution channels, we could be required to engage in litigation or negotiation with the objective of obtaining these rights. Any such litigation would cause us to incur substantial expenses and, if we were unsuccessful, could cause us to lose the right to sell our products in one or more of our existing distribution channels or to pay damages, either of which could significantly harm our business, prospects, financial condition and results of operations. Sales of md formulations products accounted for approximately 4.9% of our net sales for the year ended December 31, 2006.

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

In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office, or the USPTO, proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology.  For example, in October 2006, we filed an opposition to an application for a mark, and in November 2006, the party applying for the mark filed counterclaims requesting the cancellation of six of our registered trademarks. The cost to us of any intellectual property litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources.

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

Our foundations and concealers as well as some of our md formulations products are considered over-the-counter (OTC) drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a “monograph” system that specifies active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are OTC drugs are not in compliance with the applicable FDA monograph, we would be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product or (iii) cease to sell such product until we receive further FDA approval. There can be no assurance that, if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense or at all. In addition, OTC drug products must be manufactured in accordance with drug good manufacturing practice regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with drug good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards. If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

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

We intend to make acquisitions and strategic investments, which will involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

Although we have a limited history of making acquisitions or strategic investments, a part of our strategy will be to acquire or make investments in related businesses or products in the future. Acquisitions or investments involve various risks, such as:

•       the difficulty of integrating the operations and personnel of the acquired business;

•       the potential disruption of our ongoing business, including the diversion of management attention;

•       the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•       assumption of unanticipated liabilities;

•       the loss of key employees of an acquired business; and

•       the possibility of our entering markets in which we have limited prior experience.

Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuance of our equity securities, our incurring of additional debt and contingent liabilities, and amortization expenses related to other intangible assets that could adversely affect our business, operating results and financial condition.

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

Our common stock has only been publicly traded since September 29, 2006, and we expect that the price of our common stock will continue to fluctuate substantially. From our initial public offering through March 29, 2007, the trading price of our common stock has ranged from a low of $26.95 to a high of $37.89. Many factors could cause the market price of our common stock to rise and fall, including the following:

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

Our current principal stockholders have significant influence over us, and they could delay, deter, or prevent a change of control or other business combination or otherwise cause us to take action that advances their best interests and not necessarily those of other stockholders.

As of March 20, 2007, affiliates of Berkshire Partners LLC and JH Partners, LLC beneficially own approximately 30.9% and 14.4% of our outstanding common stock, respectively. In addition, two of our directors are affiliated with Berkshire Partners LLC and two of our directors are affiliated with JH Partners, LLC. As a result, if these stockholders were to choose to act together, they will have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. In addition, the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

We do not anticipate paying dividends on our capital stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to repay existing indebtedness and to fund the development and growth of our business. In addition, the terms of our senior secured credit facilities currently, and any future debt or credit facility may, restrict our ability to pay any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain from your purchase of our common stock for the foreseeable future.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and harm the market price of our common stock and diminish the voting and other rights of the holders of our common stock. These provisions include:

•       dividing our board of directors into three classes serving staggered three-year terms;

•       authorizing our board of directors to issue preferred stock and additional shares of our common stock without stockholder approval;

•       prohibiting stockholder actions by written consent;

•       prohibiting our stockholders from calling a special meeting of stockholders;

•       prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/3% stockholder approval; and

•       requiring advance notice for raising business matters or nominating directors at stockholders’ meetings.

We are also subject to provisions of Delaware law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the stockholder becomes a 15% stockholder, subject to specified exceptions. Together, these provisions of our certificate of incorporation and bylaws and of Delaware law could make the removal of management more difficult and may discourage transactions

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We currently lease a total of approximately 64,000 square feet at a facility in San Francisco, California for our corporate headquarters. The lease for our corporate headquarters expires July 2015. We believe that this facility, including additional space that we have the ability to acquire under options in the lease, will provide us with adequate space for growth for the next two years. In addition, we lease an approximately 12,000 square foot facility in San Francisco, California related to our prior corporate headquarters that we are currently subleasing. Our lease expires in March 2007.

We lease an approximately 69,000 square foot facility in Hayward, California for use as a distribution center to our boutiques and our wholesale channels. The lease of this facility expires in July 2010. We have also leased a new facility of approximately 300,000 square feet in Obetz, Ohio in 2007 for ten years. We believe with this new distribution facility we will have adequate space for growth for the next five years, and we believe that we will be able to locate and acquire additional space for our operations on commercially reasonable terms. In addition, we lease an approximately 24,000 square foot facility in Emeryville, California related to our prior distribution center. This lease expires in June 2007.

As of December 31, 2006, we leased approximately 31,000 gross square feet relating to 33 company-owned boutiques. Most of our company-owned boutique leases have lease terms of approximately 10 years and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds have been achieved. These leases generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions.

ITEM 3.                LEGAL PROCEEDINGS

Bare Escentuals is subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “BARE” since September 29, 2006. Prior to that time, there was no public market for our stock.

The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported by the Nasdaq Global Select Market:

Fiscal Year 2006	Low	High
Third Quarter (commencing September 29, 2006)	$ 26.99	$ 29.10
Fourth Quarter	26.95	35.41

On December 29, 2006, the closing sale price of our common stock on the Nasdaq Global Select Market was $31.07. As of March 20, 2007, there were approximately 69 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have not repurchased any common stock during the fourth quarter of our fiscal year ended December 31, 2006.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since the date our common stock began trading on The Nasdaq Global Select Market (September 29, 2006) with the Nasdaq Global Select Index and the Dow Jones U.S. Personal Products Index. The graph assumes that the value of the investment in our common stock and each index was $100 on September 29, 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Bare Escentuals, Inc, The NASDAQ Global Select Index
And The Dow Jones US Personal Products Index

*      $100 invested on 9/29/06 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

	9/29/2006	10/31/2006	11/30/2006	12/29/2006
Bare Escentuals, Inc	$ 100.00	$ 112.82	$ 110.09	$ 114.44
NASDAQ Global Select Index	100.00	101.56	103.16	104.79
Dow Jones U.S. Personal Products Index	100.00	101.86	104.02	105.60

The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report, except to the extent that we specifically incorporate such information by reference.

DIVIDEND POLICY

On June 10, 2004, we used approximately $169.6 million to redeem outstanding shares of common stock and preferred stock and to cash out certain fully vested options and warrants in connection with our June 2004 recapitalization. On February 18, 2005 in connection with our February 2005 recapitalization, on October 7, 2005 in connection with our October 2005 recapitalization, and on June 7, 2006 in connection with our June 2006 recapitalization, we paid cash dividends of approximately $122.4 million, $183.5 million and $340.4 million, respectively, to the holders of our outstanding shares of common stock. These dividend payments were not required to be made pursuant to any agreement and were funded with borrowings under senior secured credit facilities and senior subordinated notes and in part from our retained earnings and cash from operations. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Provisions in our senior secured credit facilities prevent us and our operating subsidiary from paying future dividends and making other distributions and transfers. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements, contractual restrictions and such other factors as our board of directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,375,543	$ 3.41	4,441,947
Equity compensation plans not approved by security holders	—	—	—
Total	6,375,543	$ 3.41	4,441,947

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

	December 31, 2006	January 1, 2006	January 2, 2005(a)	December 31, 2003	December 31, 2002
	(in thousands, except per share data)
Sales, net	$394,525	$259,295	$141,801	$94,661	$64,951
Cost of goods sold	112,439	74,511	39,621	31,041	22,859
Gross profit	282,086	184,784	102,180	63,620	42,092
Expenses:
Selling, general and administrative	135,501	103,270	61,156	40,593	34,823
Depreciation and amortization	2,327	1,106	801	1,150	1,240
Stock-based compensation(b)	5,347	1,370	819	—	—
Restructuring charges(c)	114	643	—	—	—
Asset impairment charges(d)	—	1,055	—	—	568
Recapitalization fees and expenses(e)	—	—	21,430	—	—
Total operating expenses	143,289	107,444	84,206	41,743	36,631
Operating income	138,797	77,340	17,974	21,877	5,461
Other income (expense):
Interest expense(e)(f)(g)(h)(j)	(49,246)	(21,503)	(6,348)	(1,592)	(1,746)
Debt extinguishment costs(f)(g)(h)(i)(j)	(5,868)	(16,535)	(540)	(323)	—
Interest income	1,222	221	4	36	7
Income before provision for income taxes	84,905	39,523	11,090	19,998	3,722
Provision for income taxes	34,707	15,633	7,088	8,152	1,377
Net income	$50,198	$23,890	$4,002	$11,846	$2,345
Deemed dividend attributable to preferred stockholders(k)	—	—	4,472	—	—
Net income (loss) attributable to common stockholders	$50,198	$23,890	$(470)	$11,846	$2,345
Net income (loss) per common share
Basic	$0.67	$0.35	$(0.01)	$0.19	$0.04
Diluted	$0.65	$0.34	$(0.01)	$0.17	$0.03
Cash dividend per common share	$4.81	$4.45	$0.02	$—	$—
Weighted average shares used in computing net income (loss) per share:
Basic	74,668	67,676	61,500	61,380	61,380
Diluted	77,208	69,285	61,500	68,192	68,192

	As of
	December 31, 2006	January 1, 2006	January 2, 2005	December 31, 2003	December 31, 2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,875	$18,675	$4,442	$401	$906
Working capital	66,338	34,715	21,823	12,374	3,022
Total assets	155,835	94,895	63,559	36,714	31,618
Long-term debt, less current portion	321,639	377,166	80,998	4,832	9,378
Stockholders’ equity (deficit)	(228,522)	(327,432)	(49,202)	14,795	1,906

(a)           Effective January 1, 2004, we changed our fiscal year-end to the Sunday closest to December 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years. In 2001, 2002 and 2003, our annual fiscal periods ended on December 31.

(b)           On January 3, 2005 we adopted the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is applicable to stock-based awards exchanged for employee services and in certain circumstances for nonemployee directors. Under this transitional method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of January 3, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123.

(c)            As a result of our growth, we relocated both our corporate headquarters and distribution center facilities during the year ended January 1, 2006. Related to these relocations, we exited two facilities for which we have operating lease commitments through 2007. As of the dates we ceased using these two facilities, we recorded a charge of $0.6 million which reflects primarily the sum of the future lease payments, net of estimated sublease income. During the year ended December 31, 2006, we discontinued the use of one of our office floors located at our former corporate facility and we recorded a charge of $0.1 million which related primarily to the sum of the future lease payments due.

(d)          During the year ended January 1, 2006, we abandoned a contract with a software vendor and recognized an impairment charge of $1.1 million. The costs associated with the termination of the software vendor contract relate primarily to the cost of the software license arrangement and other fees that were accounted for as construction in progress, as the software had not yet been placed in service.

During the year ended December 31, 2002, we discontinued a product line acquired as part of the acquisition of the md formulations business in December 2001 and recorded an impairment charge of $0.6 million to reduce the carrying amount of related long-lived assets to their fair value based on estimated future cash flows.

(e)           On June 10, 2004, we completed a recapitalization pursuant to which affiliates of Berkshire Partners LLC and JH Partners, LLC and members of our management acquired a majority controlling interest in our predecessor MD Beauty, Inc. Stockholders who controlled a majority voting interest in our predecessor prior to the recapitalization retained shared control of our outstanding capital stock immediately following the recapitalization. The transaction has been accounted for as a recapitalization for which no new basis of accounting resulted. The assets, liabilities and results of operations of the predecessor have been consolidated with ours for all periods presented. In connection with the recapitalization transaction, we incurred approximately $100.0 million of new indebtedness, raised approximately $87.5 million of new equity financing and used approximately $169.6 million to repurchase outstanding shares of capital stock and fully vested options. We also recorded a charge of approximately $21.4 million during the year ended January 2, 2005 in connection with the recapitalization, relating primarily to the repurchase of fully vested options and related transaction fees and expenses.

(f)             On February 18, 2005, we incurred approximately $224.5 million of new indebtedness, repaid a total of $92.6 million of existing debt and paid a special dividend to stockholders of $122.4 million. Due to the repayment of the existing debt, we incurred $10.6 million of costs relating to a prepayment penalty and the write-off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

(g)           On October 7, 2005, we incurred approximately $187.5 million of new indebtedness and paid a special dividend to stockholders of $183.5 million. In connection with the transaction, we incurred $6.0 million of costs relating to the write-off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

(h)          On June 7, 2006, we incurred approximately $331.6 million of new indebtedness and paid a special dividend to stockholders of $340.4 million. In connection with the transaction, we incurred $3.4 million of costs relating to the write off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

(i)              In connection with our June 2004 recapitalization, we incurred costs of $0.5 million related to the early extinguishment of previously outstanding debt that were expensed. In September 2003, we incurred costs of

$0.3 million related to the amendment of our line of credit agreement that were expensed as debt extinguishment costs.

(j)              On October 4, 2006, we completed our initial public offering of 18.4 million shares of its common stock at a price of $22.00 per share. We received approximately $373.8 million in net proceeds from the offering, of which $372.5 million was used to repay all outstanding principal and interest owed on the June 2006 Subordinated Notes and the Second Lien Term Loan and a portion of the outstanding principal on the First Lien Term Loan. In connection with these debt repayments, the Company wrote off a portion of its unamortized debt issuance costs of $2.5 million and expensed as debt extinguishment costs.

(k)           In connection with our June 2004 recapitalization, all holders of our predecessor’s preferred stock and common stock  and all holders of options and warrants receiving cash in exchange for such options and warrants in the June 2004  recapitalization received the right to share, pro rata based on their holdings, in proceeds from a contingent tax note  established in connection with this recapitalization. The tax note provided that we must pay these holders the lesser of  $5.7 million or the aggregate amount of certain tax benefits received by our predecessor as specified in the tax note  agreement. We recorded a short-term liability for the tax note and a charge to retained earnings of $5.7 million as part  of our June 2004 recapitalization. This payment obligation has been recognized as a “deemed dividend” to our  predecessor’s stockholders immediately prior to our June 2004 recapitalization, and $4.5 million was attributable to  preferred stockholders.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. These forward-looking statements are based on assumptions made by management and management’s beliefs, including its current expectations, estimates and projections about our industry. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A Risk Factors above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as result of new information, future events or otherwise

Executive Overview

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

Our business is comprised of two strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

•       Our retail segment, which is characterized by sales directly to end users, includes our infomercials, which include sales through our website www.bareminerals.com, and company-owned boutiques, which include sales through our website www.mdformulations.com. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue because a substantial percentage of new consumers participate in our continuity program. Our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations.

•       Our wholesale segment, which is characterized by sales to resellers, includes premium wholesale; home shopping television; spas and salons; and international. Our sales through home shopping television help us to build brand awareness, educate consumers through live product demonstrations and develop close connections with our consumers. We also sell to retailers that we believe feature our products in settings that support and reinforce our brand image and provide a premium in-store experience. Similarly, our spa and salon customers provide an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the benefits of our core products. Finally, we primarily sell our products in a number of international markets through a network of third-party distributors.

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

In evaluating our business, we also consider and use Adjusted EBITDA as a supplemental measure of our operating performance. We use EBITDA only to assist in the reconciliation of net income to Adjusted EBITDA. We define EBITDA as net income before interest, income tax, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for items that we do not consider reflective of our ongoing operations. See “—Non-GAAP Measures.”

Recent Developments

On March 7, 2007, we announced that we had signed a non-binding letter of intent to purchase United Kingdom-based Cosmeceuticals Limited, which distributes Bare Escentuals’ i.d. bareMinerals, md formulations and md forte brands to the European cosmetics market. The parties intend to complete the transaction on or around April 2, 2007, subject to due diligence and approval by Bare Escentuals’ Board of Directors, which would allow for product sales and shipments to begin during Bare Escentuals’ second fiscal quarter.

On March 19, 2007, we completed a follow-on underwritten public offering pursuant to which we sold 575,000 shares at $34.50 per share and received net proceeds of approximately $18.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Additionally, selling stockholders sold an additional 13,225,000 shares, which includes 1,800,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. We will not receive any of the proceeds from the sale of the shares sold by the selling stockholders.

Basis of Presentation

We recognize revenue when merchandise is shipped from a warehouse to wholesale customers, infomercial customers and online shopping customers or when purchased by consumers at company-owned boutiques, each net of estimated returns (except in the case of our consignment sales). For our consignment sales, we recognize sales, net of estimated returns, upon shipment from our consignment partners to their customers. We recognize postage and handling charges we bill to customers as revenue upon shipment of the related merchandise.

Our cost of goods sold consists of the costs associated with the sourcing of our products, including the cost of the product and associated manufacturing costs, inbound freight charges, royalties and internal transfer costs. Additionally, cost of goods sold includes postage and handling costs incurred upon shipment of merchandise. Our gross profit is dependent upon a variety of factors, including changes in the relative sales mix between our business segments, changes in the mix of products sold and fluctuations in material costs. Our gross margins differ significantly between product lines and our business segments, with sales in our retail segment generally yielding higher gross margins than our wholesale segment. These factors may cause gross profit and margins to fluctuate from quarter to quarter. We anticipate that our cost of goods sold will increase in absolute dollars as we increase our total sales but will remain generally consistent with historical periods on an annual basis as a percentage of net sales depending on the mix of sales among our distribution channels.

Selling, general and administrative expenses include infomercial production and media costs, advertising costs, rent and other store operating costs and corporate costs such as management salaries, information technology, professional fees, finance and accounting personnel, human resources personnel and other administrative functions. Selling, general, and administrative expenses also include all of our distribution center and fulfillment costs, including all warehousing costs associated with our third-party fulfillment provider and receiving and inspection costs that we do not include in cost of goods sold, which are comprised primarily of headcount related costs at our own distribution center and at our third-party fulfillment provider. Receiving and inspection costs and warehousing costs are excluded from our gross margins and, therefore, our gross margins may not be comparable to those of other companies that choose to include certain of these costs in cost of goods sold. We are unable to provide an estimate of these costs but we believe these costs are not material. Fluctuations in selling, general and administrative expenses result primarily from changes in media and advertising expenditures, changes in fulfillment costs which increase proportionately with net sales, particularly infomercial sales, changes in store operating costs, which are affected by the number of stores opened in a period, and changes in corporate costs such as for headcount and infrastructure to support our operations. We anticipate that our selling, general and administrative expenses will increase in absolute dollars as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, such as increased legal and accounting costs, investor relations costs and higher insurance premiums.

Depreciation and amortization includes charges for the depreciation of property and equipment and the amortization of intangible assets. All of our intangible assets were fully amortized as of January 2, 2005. We anticipate that our depreciation and amortization expense will increase in absolute dollars as we continue to open new boutiques and invest in information systems. We record our depreciation and amortization as a separate line item in our statement of operations because all such expense relates to selling, general and administrative costs.

Stock-based compensation includes charges incurred in recognition of compensation expense associated with grants of stock options and stock purchases. On January 3, 2005 we adopted the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is applicable to stock-based awards exchanged for employee services and in certain circumstances for nonemployee directors. Pursuant to SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period. We elected to adopt the modified-prospective-transition method, as provided by SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this transitional method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of January 3, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123. We record our stock-based compensation on a separate operating expense line item in our statement of operations due to the fact that, to date, all of our stock-based awards have been made to employees whose salaries are classified as selling, general and administrative costs. As of December 31, 2006, we had options to purchase 6,375,543 shares of our common stock outstanding with a weighted average exercise price of $3.41 per share, 267,141 shares of which were exercisable at December 31, 2006.

Recapitalization fees and expenses include charges incurred in connection with the recapitalization we completed on June 10, 2004, which we refer to as our June 2004 recapitalization. In connection with our June 2004 recapitalization, affiliates of Berkshire Partners LLC and JH Partners, LLC and members of our management acquired a majority controlling interest in our predecessor MD Beauty, Inc. Stockholders who controlled a majority voting interest in our predecessor prior to this recapitalization retained shared control in our outstanding capital stock immediately following this recapitalization pursuant to the terms of our Stockholders Agreement dated June 10, 2004. The transaction has been accounted for as a recapitalization for which no new basis of accounting resulted. The assets, liabilities and results of operations of our predecessor have been consolidated with ours for all periods presented. In connection with this recapitalization, we received proceeds of $100.0 million by borrowing $73.0 million in senior term loans and $27.0 million in subordinated notes and received net proceeds of $87.5 million of equity financing, offset by $13.9 million in closing fees and expenses. We used $169.6 million of these net proceeds to redeem outstanding common and preferred stock and to cash out fully vested options.

Interest expense includes interest costs associated with our credit facilities and the amortization of deferred financing costs associated with these credit facilities. We anticipate that our interest expense in the future will decrease in absolute terms and as a percentage of net sales as a result of making mandatory prepayments of our outstanding indebtedness with our excess cash.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically, we have only been subject to taxation in the United States because we have either sold to consumers in the United States or sold to distributors in the United States who resold our products here and abroad. If we continue to sell our products exclusively to customers located within the United States, we anticipate that our future effective tax rate will be in the range of 40.0% to 41.0% of our income before provision for income taxes. However, we anticipate that in the future we may start to sell our products directly to some customers located outside of the United States for international distribution, in which case we would become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly.

Effective January 1, 2004, we changed our fiscal year-end to the Sunday closest to December 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years. In 2003, our fiscal year ended on December 31. The fiscal years ended  January 2, 2005, January 1, 2006 and December 31, 2006 each contain 52 weeks. The additional days in the fiscal year ended January 2, 2005 as a result of the change contributed approximately $0.2 million of additional net sales.

Results of Operations

The following table sets forth consolidated statements of operations for the years ended December 31, 2006, January 1, 2006 and January 2, 2005:

	Year Ended
	December 31, 2006		January 1, 2006		January 2, 2005
	(in thousands, except percentages)
Sales, net	$394,525	100.0%	$259,295	100.0%	$141,801	100.0%
Cost of goods sold	112,439	28.5	74,511	28.7	39,621	27.9
Gross profit	282,086	71.5	184,784	71.3	102,180	72.1
Expenses:
Selling, general and administrative	135,501	34.3	103,270	39.8	61,156	43.1
Depreciation and amortization	2,327	0.6	1,106	0.4	801	0.6
Stock-based compensation	5,347	1.4	1,370	0.5	819	0.6
Restructuring charges	114	0.0	643	0.2	—	0.0
Asset impairment charge	—	0.0	1,055	0.4	—	0.0
Recapitalization fees and expenses	—	0.0	—	0.0	21,430	15.1
Total operating expenses	143,289	36.3	107,444	41.4	84,206	59.4
Operating income	138,797	35.2	77,340	29.8	17,974	12.7
Other income (expense):
Interest expense	(49,246)	(12.5)	(21,503)	(8.3)	(6,348)	(4.5)
Debt extinguishment costs	(5,868)	(1.5)	(16,535)	(6.4)	(540)	(0.4)
Interest income	1,222	0.3	221	0.1	4	0.0
Income before provision for income taxes	84,905	21.5	39,523	15.2	11,090	7.8
Provision for income taxes	34,707	8.8	15,633	6.0	7,088	5.0
Net income	$50,198	12.7%	$23,890	9.2%	$4,002	2.8%
Deemed dividend attributable to preferred stockholders	—	0.0	—	0.0	4,472	3.2
Net income (loss) attributable to common stockholders	$50,198	12.7%	$23,890	9.2%	$(470)	(0.3)%

Net sales by business segment and distribution channel and percentage of net sales for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 are as follows:

	December 31, 2006		January 1, 2006		January 2, 2005
	(in thousands, except percentages)
Retail
Infomercial	$129,045	32.7%	$96,969	37.4%	$54,677	38.6%
Boutiques	56,012	14.2	35,527	13.7	23,584	16.6
Total retail	185,057	46.9	132,496	51.1	78,261	55.2
Wholesale
Premium wholesale	109,779	27.8	49,762	19.2	14,105	9.9
Home shopping television	49,754	12.6	38,015	14.7	27,266	19.2
Spas and salons	33,374	8.5	24,099	9.3	19,004	13.4
International	16,561	4.2	14,923	5.7	8,725	6.2
Total wholesale	209,468	53.1	126,799	48.9	69,100	48.7
Corporate	—	—	—	—	(5,560)	(3.9)
Sales, net	$394,525	100.0%	$259,295	100.0%	$141,801	100.0%

Gross profit and gross margin by business segment for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 are as follows:

	Year Ended
	December 31, 2006		January 1, 2006		January 2, 2005
	(in thousands, except percentages)
Retail	$147,662	79.8%	$102,478	77.3%	$62,327	79.6%
Wholesale	134,424	64.2	82,306	64.9	45,413	65.7
Corporate	—	0.0	—	0.0	(5,560)	(100.0)
Gross profit/gross margin	$282,086	71.5%	$184,784	71.3%	$102,180	72.1%

Year ended December 31, 2006 compared to the year ended January 1, 2006

Sales, net

Net sales for the year ended December 31, 2006 increased 52.2% to $394.5 million from $259.3 million in the year ended January 1, 2006, an increase of $135.2 million. This increase was primarily attributable to continued growth in sales of our i.d. bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels and increase awareness through greater media spending. The increase in our net sales was realized within both our retail and wholesale segments.

Retail.   Net retail sales increased 39.7% to $185.1 million in the year ended December 31, 2006 from $132.5 million in the year ended January 1, 2006. Net sales from infomercials increased 33.1% to $129.0 million in the year ended December 31, 2006 from $97.0 million in the year ended January 1, 2006 as a result of increased media spending and the growth of sales in our continuity program. Net sales from boutiques increased 57.7% to $56.0 million in the year ended December 31, 2006 from $35.5 million in the year ended January 1, 2006 due to improved productivity at our existing locations as well as a net increase of five boutiques open as of December 31, 2006 compared to January 1, 2006. As of December 31, 2006 and January 1, 2006, we had 33 and 28 open company-owned boutiques, respectively.

Wholesale.   Net wholesale sales increased 65.2% to $209.5 million in the year ended December 31, 2006 from $126.8 million in the year ended January 1, 2006. Net sales in our premium wholesale channel increased 120.6% to $109.8 million in the year ended December 31, 2006 from $49.8 million in the year ended January 1, 2006, resulting from strong consumer demand and expansion into additional retail locations at Sephora and Ulta. Net sales to QVC, our home shopping television customer, grew by 30.9% to $49.8 million in the year ended December 31, 2006 from $38.0 million in the year ended January 1, 2006 as a result of increased on-air sales as well as increased sales of our products through QVC’s website, catalogs and continuity programs. Net sales to spas and salons increased 38.5% to $33.4 million in the year ended December 31, 2006 from $24.1 million in the year ended January 1, 2006 largely due to the continued growth in sales of our core i.d. bareMinerals cosmetics line in this channel in which our sales historically had been concentrated in sales of our md formulations products. Net sales to our international distributors grew by 11.0% to $16.6 million in the year ended December 31, 2006 from $14.9 million in the year ended January 1, 2006, primarily as a result of the increased penetration of our i.d. bareMinerals cosmetics line into this distribution channel.

Gross profit

Gross profit increased 52.7% to $282.1 million in the year ended December 31, 2006 from $184.8 million in the year ended January 1, 2006. Our retail segment gross profit increased 44.1% to $147.7 million in the year ended December 31, 2006 from $102.5 million in the year ended January 1, 2006, driven by growth in our infomercial and boutiques sales channels. Our wholesale segment gross profit increased

63.3% to $134.4 million in the year ended December 31, 2006 from $82.3 million in the year ended January 1, 2006, due to increases in sales across all wholesale distribution channels.

Gross margin increased approximately 0.2% to 71.5% from 71.3% in the year ended December 31, 2006. This overall increase in the year ended December 31, 2006 is primarily due to increases in gross margin in the retail segment offset in part by wholesale segment sales, which have lower gross margins than retail segment sales, comprising a larger percentage of total net sales compared to the year ended January 1, 2006. In the retail segment, gross margin increased to 79.8% in the year ended December 31, 2006 from 77.3% in the year ended January 1, 2006, primarily as a result of a change in the mix of products sold. Wholesale segment sales increased to 53.1% of total net sales in the year ended December 31, 2006 from 48.9% in the year ended January 1, 2006. Within the wholesale segment, gross margin decreased to 64.2% in the year ended December 31, 2006 from 64.9% in the year ended January 1, 2006, primarily as a result of a change in sales between different channels and types of customers as sales to our premium wholesale customers consisted of a greater percentage of total wholesale segment sales.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 31.2% to $135.5 million in the year ended December 31, 2006 from $103.3 million in the year ended January 1, 2006. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $12.7 million, including increased headcount costs, headquarters facilities costs, distribution center costs, costs associated with complying with the regulations applicable to a public company and other corporate costs, as well as increased expenses to support sales growth, including $4.8 million in payroll and other personnel expenses, $4.2 million in increased fulfillment expenses, $4.5 million in increased media spending and $1.5 million in increased rent expenses. As a percentage of net sales, selling, general and administrative expenses decreased 5.5% to 34.3% from 39.8%. This decrease in the year ended December 31, 2006 is primarily due to wholesale segment sales, which have lower expenses as a percentage of net sales than retail segment sales, comprising a larger percentage of total net sales compared to the year ended January 1, 2006. This decrease was partially offset by investments in our corporate infrastructure to support our growth across all distribution channels.

Depreciation and amortization

Depreciation and amortization expenses increased 110.4% to $2.3 million in the year ended December 31, 2006 from $1.1 million in the year ended January 1, 2006. This increase was primarily attributable to higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in corporate infrastructure.

Stock-based compensation

Stock-based compensation expense increased 290.3% to $5.3 million in the year ended December 31, 2006 from $1.4 million in the year ended January 1, 2006. This increase resulted from the additional granting of stock options with higher fair values and the impact of option modifications (as to exercise price and term) in connection with the February 2005, October 2005 and June 2006 recapitalizations.

Restructuring charges

Restructuring charges decreased 82.3% to $0.1 million in the year ended December 31, 2006 from $0.6 million in the year ended January 1, 2006. In the year ended December 31, 2006, the charges resulted from the discontinued use of one of our office floors located at our former corporate facility and in the year ended January 1, 2006, the charges resulted from exit activities to relocate both our corporate headquarters and distribution center facilities.

Asset impairment charge

During the year ended January 1, 2006, we abandoned a contract with a software vendor and recorded an impairment charge of $1.1 million. The costs associated with the termination of the software vendor contract relate primarily to the cost of the software license arrangement and related fees that were accounted for as construction in progress, as the software had not been placed into service.

Operating income

Operating income increased 79.5% to $138.8 million in the year ended December 31, 2006 from $77.3 million in the year ended January 1, 2006. This increase was largely due to increases in operating income in both our retail and wholesale segments, reflecting growth across all sales channels, partially offset by an increased operating loss in our corporate segment.

Our retail segment operating income increased 59.5% to $66.1 million in the year ended December 31, 2006 from $41.5 million in the year ended January 1, 2006, which was largely driven by growth in both of our retail sales channels. Our increased sales in the retail segment contributed to an increase in gross profit of $45.2 million, which was partially offset by an increase in operating expenses of $20.5 million. The increase in operating expenses was largely due to increased store operating costs of $8.0 million as a result of an increase in the number of boutiques open as of December 31, 2006, $4.8 million of increased fulfillment costs due to increased sales and $4.5 million in increased media spending.

Our wholesale segment operating income increased 72.3% to $125.6 million in the year ended December 31, 2006 from $72.9 million in the year ended January 1, 2006 due to increased sales across all wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $52.1 million and a decrease in operating expenses of $0.6 million.

Our corporate segment operating loss increased 43.1% to $52.9 million in the year ended December 31, 2006 from $37.0 million in the year ended January 1, 2006. This increase was largely due to the increase in the corporate segment selling, general and administrative expense of $12.7 million, an increase in depreciation and amortization of $0.8 million and an increase in stock-based compensation of $4.0 million, offset in part by a decrease in restructuring charges of $0.5 million and a decrease in asset impairment charges of $1.1 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure.

Interest expense

Interest expense increased 129.0% to $49.2 million in the year ended December 31, 2006 from $21.5 million in the year ended January 1, 2006. The increase was attributable to increased average debt balances during the year ended December 31, 2006, compared to the year ended January 1, 2006, primarily associated with our October 2005 and June 2006 recapitalizations, partially offset by the decrease in indebtedness after we repaid $372.5 million of indebtedness with the net proceeds from our initial public offering.

Debt extinguishment costs

Debt extinguishment costs decreased to $5.9 million in the year ended December 31, 2006 from $16.5 million in the year ended January 1, 2006. The charge for the year ended December 31, 2006 related to our June 2006 recapitalization and included $0.9 million related to the write-off of deferred financing fees and $2.5 million of fees paid directly to the lender under the new debt that were expensed as debt extinguishment costs. Additionally, the charge also included $2.5 million related to the write-off of our unamortized debt issuance costs from the repayment in full of our subordinated notes and second-lien term loans and a portion of our first-lien term loans with the net proceeds from our initial public offering.

The charge for the year ended January 1, 2006 related to the February 2005 and October 2005 recapitalizations and included $8.3 million related to the write-off of deferred financing fees and a prepayment penalty of $2.7 million for our prior credit facilities and $5.5 million of fees paid directly to the lender under the debt incurred in the February 2005 and October 2005 recapitalizations that was expensed as debt extinguishment costs.

Interest income

Interest income increased to $1.2 million in the year ended December 31, 2006 from $0.2 million in the year ended January 1, 2006. The increase was primarily due to an increase in interest rates on our cash balances and higher average cash balances compared with the year ended January 1, 2006.

Provision for income taxes

The provision for income taxes was $34.7 million, or 40.9% of income before provision for income taxes, in the year ended December 31, 2006 compared to $15.6 million, or 39.6% of income before provision for income taxes, in the year ended January 1, 2006. The increase resulted from higher income before provision for income taxes and a higher effective rate in the year ended December 31, 2006 compared to the year ended January 1, 2006. The increase in the effective rate was mainly due to an increase in the non-deductible portion of our interest expense in the year ended December 31, 2006, related to the subordinated notes payable that were outstanding from June to October 2006.

Year ended January 1, 2006 compared to the year ended January 2, 2005

Sales, net

Net sales for the year ended January 1, 2006 increased to $259.3 million from $141.8 million in the year ended January 2, 2005, an increase of $117.5 million, or 82.9%. This increase was primarily attributable to the continued growth in sales of our i.d. bareMinerals cosmetics line, as we continued to broaden our distribution throughout our sales channels and increased awareness through greater media spending. The increase in our net sales was realized within both our retail and wholesale segments.

Retail.   Net retail sales increased 69.3% to $132.5 million in the year ended January 1, 2006 from $78.3 million in the year ended January 2, 2005. Net sales from infomercials increased 77.3% to $97.0 million in the year ended January 1, 2006 from $54.7 million in the year ended January 2, 2005 as a result of increased media spending and the growth in sales of our continuity program. Net sales from boutiques increased 50.6% to $35.5 million in the year ended January 1, 2006 from $23.6 million in the year ended January 2, 2005, due to improved productivity at our existing locations as well as a net increase of five boutiques in the year ended January 1, 2006. As of January 2, 2005 and January 1, 2006, we had 23 and 28 company-owned boutiques, respectively.

Wholesale.   Net wholesale sales increased 83.5% to $126.8 million in the year ended January 1, 2006 from $69.1 million in the year ended January 2, 2005. Net sales in our premium wholesale channel increased 252.8% to $49.8 million in the year ended January 1, 2006 from $14.1 million in the year ended January 2, 2005, resulting from strong consumer demand and expansion into additional retail locations at Sephora and Ulta. Net sales to our home shopping television customer grew by 39.4% to $38.0 million in the year ended January 1, 2006 from $27.3 million in the year ended January 2, 2005 as a result of a greater number of shows featuring our products and increased sales of our products through QVC’s website, catalogs and continuity programs. Net sales to spas and salons increased 26.8% to $24.1 million in the year ended January 1, 2006 from $19.0 million in the year ended January 2, 2005, largely due to the continued growth in sales of our core i.d. bareMinerals cosmetics line in this channel in which we had historically principally sold our md formulations product line. Net sales to international distributors grew 71.0% to

$14.9 million in the year ended January 1, 2006 from $8.7 million in the year ended January 2, 2005 as a result of the increased penetration of our i.d. bareMinerals cosmetics line into this distribution channel.

Corporate.   In the year ended January 2, 2005, we modified the exercise price of a warrant held by a wholesale customer and recorded a charge of $5.6 million as a result. The charge was reflected as a reduction in net sales in the year ended January 2, 2005. The warrant was exercised by the holder in June 2004 in accordance with the terms of the warrant agreement. In assessing the performance of the wholesale segment, we excluded the impact of the warrant as a one-time, non-recurring event, and therefore, did not allocate the warrant internally to the wholesale segment.

Gross profit

Gross profit increased 80.8% to $184.8 million in the year ended January 1, 2006 from $102.2 million in the year ended January 2, 2005. Our retail segment gross profit increased 64.4% from $62.3 million in the year ended January 2, 2005 to $102.5 million in the year ended January 1, 2006, driven by growth in all of our retail sales channels. Our wholesale segment gross profit increased 81.2% from $45.4 million in the year ended January 2, 2005 to $82.3 million in the year ended January 1, 2006, due to sales gains across all wholesale distribution channels. Gross margin decreased approximately 0.8% to 71.3% in the year ended January 1, 2006 from 72.1% in the year ended January 2, 2005 primarily due to decreasing margins in both segments. The retail segment gross margin decreased by 2.3% to 77.3% in the year ended January 1, 2006 from 79.6% in the year ended January 2, 2005 as we incurred increased costs in assembling infomercial kits and increased postage and handling costs because of an increase in infomercial sales. The wholesale segment gross margin decreased by 0.8% to 64.9% in the year ended January 1, 2006 from 65.7% in the year ended January 2, 2005 as a result of increased freight costs incurred to ensure product availability to meet increased premium wholesale sales. The decrease in both the retail and wholesale segments gross margins in the year ended January 1, 2006 was partially offset by the absence of a $5.6 million charge we recorded in the year ended January 2, 2005 as a reduction of net sales relating to a modification of a warrant held by a wholesale customer, which had the effect of reducing the gross margin for the year ended January 2, 2005 by 1.1%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 68.9% to $103.3 million in the year ended January 1, 2006 from $61.2 million in the year ended January 2, 2005. The increase was primarily due to further investment of $22.9 million in our corporate infrastructure, including increased headcount costs, headquarters facilities costs, distribution center costs, product development and other corporate costs, as well as increased expenses to support sales growth, including $7.4 million in increased fulfillment expenses, $5.7 million in increased media spending and $3.1 million in increased store operating costs. As a percentage of net sales, selling, general and administrative expenses decreased 3.3% to 39.8% from 43.1%. Approximately 1.6% of the decrease was due to the impact of the $5.6 million charge in the year ended January 2, 2005 relating to the warrant modification we recorded as a reduction of net sales. The balance of the decrease resulted primarily from the management of our selling, general and administrative expenses, particularly in our retail segment, which have not increased at the same rate as our overall net sales. This decrease was partially offset by investments in our corporate infrastructure to support our growth across all distribution channels.

Depreciation and amortization

Depreciation and amortization expenses increased 38.1% to $1.1 million in the year ended January 1, 2006 from $0.8 million in the year ended January 2, 2005. This increase was primarily attributable to higher depreciation expense as a result of an increase in capital expenditures during the year ended January 1, 2006.

Stock-based compensation

Stock-based compensation expense increased to $1.4 million in the year ended January 1, 2006 from $0.8 million in the year ended January 2, 2005. The charge of $1.4 million for the year ended January 1, 2006 primarily resulted from our adoption of the fair value recognition and measurement provisions of SFAS No. 123(R). The stock-based compensation charge of $0.8 million in the year ended January 2, 2005, primarily related to the cash-out of certain fully vested outstanding options and the issuance of stock at a price deemed to be below market value for accounting purposes.

Restructuring charges

As a result of our growth, we relocated our corporate headquarters and distribution center facilities in the year ended January 1, 2006. In connection with these relocations, we vacated two facilities for which we have operating lease commitments through 2007. As of the dates we ceased using these facilities, we recorded a charge of $0.6 million which primarily reflects the sum of the future lease payments due for these facilities, net of estimated sublease income.

Asset impairment charge

During the year ended January 1, 2006, we abandoned a contract with a software vendor and recorded an impairment charge of $1.1 million. The costs associated with the termination of the software vendor contract relate primarily to the cost of the software license arrangement and related fees that were accounted for as construction in progress, as the software had not been placed into service.

Recapitalization fees and expenses

The recapitalization fees and expenses charge of $21.4 million in the year ended January 2, 2005 related to our June 2004 recapitalization.

Operating income

Operating income increased 330.3% to $77.3 million in the year ended January 1, 2006 from $18.0 million in the year ended January 2, 2005. This increase was largely due to increases in operating income in both our retail and wholesale segments, reflecting growth across all sales channels.

Our retail segment operating income increased 107.6% to $41.5 million in the year ended January 1, 2006 from $20.0 million in the year ended January 2, 2005, which was largely driven by growth in all of our retail sales channels. Our increased sales in the retail segment contributed to an increase in gross profit of $40.2 million, which was offset by an increase in operating expenses of $18.7 million. The increase in operating expenses was largely due to increased fulfillment costs of $6.7 million due to increased sales, increased media spending of $5.7 million and $3.1 million in increased store operating costs as a result of an increase in the number of boutiques open as of January 1, 2006.

Our wholesale segment operating income increased 99.2% to $72.9 million in the year ended January 1, 2006 from $36.6 million in the year ended January 2, 2005, due to increased sales gains across all wholesale distribution channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $36.9 million, which was offset by an increase in operating expenses of $0.6 million.

Our corporate segment operating loss decreased 4.1% to $37.0 million in the year ended January 1, 2006 from $38.6 million in the year ended January 2, 2005. This decrease was largely due to the impact of the recapitalization fees and expenses charge of $21.4 million and the warrant modification charge of $5.6 million incurred in the year ended January 2, 2005. Offset against this decrease was an increase in the corporate segment selling, general and administrative expense of $22.9 million and an increase in depreciation and amortization of $0.2 million, stock-based compensation of $0.6 million, restructuring charges of $0.6 million and asset impairment charges of $1.1 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure.

Interest expense

Interest expense, net, increased 238.7% to $21.5 million in the year ended January 1, 2006 from $6.3 million in the year ended January 2, 2005. The increase in interest expense was attributable to higher debt balances following both our February 2005 and October 2005 recapitalizations.

Debt extinguishment costs

Debt extinguishment costs increased to $16.5 million in the year ended January 1, 2006 from $0.5 million in the year ended January 2, 2005. The charge for the year ended January 1, 2006 relates to the February 2005 and October 2005 recapitalizations and includes $8.4 million related to the write-off of deferred financing fees and a prepayment penalty of $2.7 million for our prior credit facilities and $5.5 million of fees paid directly to the lender of the new debt that was expensed as debt extinguishment costs. The charge for the year ended January 2, 2005 relates to the write-off of deferred financing fees on our outstanding debt prior to our June 2004 recapitalization.

Provision for income taxes

The provision for income taxes was $15.6 million, or 39.6% of the income before provision for income taxes, in the year ended January 1, 2006 compared to a provision of $7.1 million, or 63.9% of the income before provision for income taxes, in the year ended January 2, 2005. The increase resulted from higher income before provision for income taxes in the year ended January 1, 2006 compared to the year ended January 2, 2005. The decrease in the effective tax rate related to the incurrence of certain non-deductible fees and expenses associated with the June 2004 recapitalization in the year ended January 2, 2005.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital needs and fund ongoing capital expenditures. Through December 31, 2006, we have financed our operations through cash flows from operations, private and public sales of common and preferred shares, borrowings under our credit facilities, issuances of senior subordinated notes and the sale of common stock in our initial public offering.

Our operations provided us cash of $29.6 million in the year ended December 31, 2006. At December 31, 2006, we had working capital of $66.3 million, including cash and cash equivalents of $20.9 million, as compared to working capital of $34.7 million, including $18.7 million in cash and cash equivalents as of January 1, 2006. The $2.2 million increase in cash and cash equivalents resulted from cash provided by operations of $29.6 million, including net income for the year ended December 31, 2006 of $50.2 million, partially offset by investment activities of $13.6 million related primarily to capital expenditures and cash used in financing activities of $13.8 million. The $31.6 million increase in working capital was primarily driven by increases in accounts receivable and inventory, partially offset by an increase in accounts payable.

Net cash used in investment activities was $13.6 million in the year ended December 31, 2006, primarily attributable to the opening of seven company-owned boutiques and investment in our corporate infrastructure. Net cash used in investment activities was $7.5 million in the year ended January 1, 2006, primarily attributable to the opening of five additional retail boutiques and investment in our corporation infrastructure. Our future capital expenditures will depend on the timing and rate of expansion of our businesses, information technology investments, new store openings, store renovations and international expansion opportunities.

We used cash of $13.8 million for financing activities in the year ended December 31, 2006, which included i) borrowings of $331.6 million offset by the payment of debt issuance costs of $4.2 million and dividends of $340.4 million related to the June 2006 recapitalization; ii) proceeds, net of transaction costs, of $373.8 from our initial public offering of common stock, offset by repayments of $382.2 million of senior term loans and subordinated notes payable and iii) proceeds of $1.6 million from the sale of common stock to one of our directors and the issuance of common stock upon the exercise of stock options and iv) proceeds of $7.0 million relating to excess tax benefits from equity transactions. During the year ended December 31, 2006, the peak borrowings under our senior secured credit facilities were $713.8 million. We used cash of $18.2 million for financing activities in the year ended January 1, 2006, which related to the February 2005 and October 2005 recapitalizations, partially offset by proceeds of $1.0 million from the issuance of common stock upon the exercise of stock options and proceeds of $1.0 million relating to excess tax benefits from equity transactions. In connection with our February 2005 and October 2005 recapitalizations, we received gross proceeds of $412.0 million in senior term loans offset by repayments of $72.7 million of senior term loans, repayments of $42.0 million of subordinated notes and $11.6 million in debt issuance costs. We used $305.9 million of the net proceeds to pay a dividend to the holders of our common stock. During the year ended January 1, 2006, the peak borrowings under our senior secured credit facilities were $187.5 million.

Pursuant to our February 2005 recapitalization, we entered into new senior secured credit facilities totaling $224.5 million and issued a $15.0 million 15.0% senior subordinated note, the proceeds of which were used to refinance all debt then outstanding, pay a dividend in the aggregate amount of $122.4 million to the holders of our common stock, and pay transaction costs in connection with this recapitalization, including a prepayment penalty of $2.7 million under our prior credit facilities.

Pursuant to our October 2005 recapitalization, we amended our senior secured credit facilities and increased our term loan borrowings under these credit facilities by $187.5 million, the proceeds of which were used to pay a dividend in the aggregate amount of $183.5 million to the holders of our common stock, and to pay transaction costs in connection with this recapitalization.

In connection with our June 2006 recapitalization, we amended our senior secured credit facilities and increased our term loan borrowings under these credit facilities by an additional $206.6 million, and increased the amount available under our revolving loan facility to $25.0 million. The revolving facility also provides for the issuance of letters of credit. Allocation  to the revolving facility of such letters of credit reduces the amount available under the facility. Also as part of our June 2006 recapitalization, we issued 15.0% senior subordinated notes in the aggregate principal amount of $125.0 million, which notes mature on June 7, 2014. Until such maturity, interest on the notes is payable, at our election, in cash or through the issuance of payments-in-kind, or PIK, notes on a quarterly basis. Until payment in full of the senior secured loans, we may not make cash interest payments on the 15.0% senior subordinated notes. We used the proceeds of the additional term loans and the note issuance to pay a dividend in the aggregate amount of $340.4 million to the holders of our common stock and pay transaction costs in connection with this recapitalization.

In October 2006, we used the net proceeds of our initial public offering of common stock of $373.8 million to repay all outstanding principal and interest owed on the subordinated notes and second-lien term loan and a portion of the outstanding principal on the first-lien term loan and to buy out the management agreements with Berkshire Partners LLC and JH Partners, LLC. As of December 31, 2006, we had $339.3 million in borrowings outstanding under the first-lien term loan, approximately $0.4 million in letters of credit outstanding and approximately $24.6 million of available borrowing capacity under our revolving credit facility. The facilities are secured by substantially all of our assets. Our revolving credit facility matures in 2011, and our first-lien term loan facility matures in 2012.

In December 2006, we amended our senior secured credit facilities to eliminate the requirement that the net proceeds from the issuance of equity securities by us or any of our subsidiaries be applied to prepay loans under the credit agreement. The amendment also reduced the interest rate margins applicable to LIBOR loans and base rate loans, provided for a further reduction in the interest rate margins if we achieve a specified consolidated leverage ratio and specified debt rating, and amended some of the financial covenants.

The revolving credit facility and the first-lien term loan bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio. The current applicable interest margin for the revolving credit facility and first-lien term loan ranges from 2.25% to 2.5% for LIBOR loans and from 1.25% to 1.5% for base rate loans depending on our Moody’s rating. As of December 31, 2006, interest on the first-lien term loan was accruing at 7.85%.

At all times after October 2, 2007, we are required under our senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under our senior loan facilities, unless we satisfy specified coverage ratio tests. As of December 31, 2006, we satisfied these tests. The interest rate protection must extend until February 2008. Currently, we do not engage in any hedging activities.

The terms of our senior secured credit facilities, as amended in December 2006, require us to comply with financial covenants, including a maximum leverage ratio covenant. We are required to maintain a maximum leverage ratio (consolidated total debt to Adjusted EBITDA) of not greater than 4.5 to 1.0. As of December 31, 2006, our leverage ratio was 2.14 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and were in compliance with these covenants as of December 31, 2006.

Subject to specified exceptions, including for investment of proceeds in the case of asset sale proceeds and for permitted equity contributions for capital expenditures, we are required to prepay outstanding loans under our amended senior secured credit facilities with the net proceeds of certain asset dispositions, condemnation settlements and insurance settlements from casualty losses, issuances of certain debt and, if our consolidated leverage ratio is 2.25 to 1.0 or greater, a portion of excess cash flow.

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand, and the net proceeds from our initial public offering of common stock and our follow-on underwritten public offering of common stock which closed on March 19, 2007, will provide adequate funds for our foreseeable working capital needs, and planned capital expenditures. As part of our business strategy, we intend to invest in our company-owned boutiques, information technology systems, and distribution facilities. We opened seven boutiques in 2006 and we plan to open a minimum of ten new boutiques in 2007, which will require additional capital expenditures. Additionally, we also plan to continue to invest in our corporate infrastructure including information technology systems, distribution facilities, and our corporate office. We also intend to acquire or invest in businesses or products complementary to our own. We anticipate that our capital expenditures in the year ending December 30, 2007 will be approximately $16.0 million. There can be no assurance that any such capital will be available on acceptable terms or at all. Our ability to fund our working capital needs, planned capital expenditures, potential acquisitions and investments and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, warehouses, corporate offices and certain equipment under noncancelable operating leases with various expiration dates through January 2018. As of December 31, 2006, the scheduled maturities of our long-term contractual obligations were as follows:

	Payments Due by Period
	1-3 Years	4-5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$15.1	$10.3	$19.8	$45.2
Long-term debt, including the current portion	52.9	220.3	66.1	339.3
Interest payments on long-term debt, including current portion(1)	73.2	34.6	0.4	108.2
Minimum royalties under licensing arrangements	1.2	—	—	1.2
Total	$142.4	$265.2	$86.3	$493.9

(1)         The interest payments on our long-term debt, including current portion have been calculated using an estimated interest rate of 7.85% on the outstanding first-lien term loan, which were estimated based on the rate in effect as of December 31, 2006. A 1% change in interest rates on our variable rate debt would result in a change of $13.8 million in our total interest payments, of which $9.3 million would be in years 1-3, $4.4 million would be in years 4-5 and $0.1 million would be after 5 years.

We are also party to a sublicense agreement for use of certain patents associated with certain of our mineral-based skin care products. The agreement requires that we pay a quarterly royalty of 3.5% of the net sales of these skin care products up to the date of the last to expire licensed patent rights. This sublicense also requires minimum annual royalty payments of approximately $0.6 million for 2007 and thereafter. The minimum annual royalty payments have not been included in the schedule of long-term contractual obligations above as we can terminate the agreement at any time with six months written notice.

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

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. EBITDA and Adjusted EBITDA are calculated as follows for the periods presented:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(in thousands)
Net income	$50,198	$23,890	$4,002
Plus: interest expense	49,246	21,503	6,348
Less: interest income	(1,222)	(221)	(4)
Plus: depreciation and amortization	2,327	1,106	801
Plus: provision for income taxes	34,707	15,633	7,088
EBITDA	135,256	61,911	18,235
Plus: debt extinguishment costs(1)	5,868	16,535	540
Plus: recapitalization fees and expenses(2)	—	—	21,430
Plus: warrant expense(3)	—	—	5,560
Plus: management fees(4)	2,250	600	390
Plus: restructuring charges(5)	114	643	—
Plus: asset impairment charge(6)	—	1,055	—
Plus: stock-based compensation(7)	5,347	1,370	819
Plus: deferred offering costs(8)	—	834	—
Adjusted EBITDA	$148,835	$82,948	$46,974

(1)         During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, we recorded debt extinguishment costs of $5.9 million, $16.5 million and $0.5 million, respectively, related to the early extinguishment of our previous outstanding debt. In the year ended December 31, 2006, we incurred debt extinguishment costs of $3.4 million related to the early extinguishment of our previously outstanding debt in connection with our June 2006 recapitalization and $2.5 million related to the repayment in full of our subordinated notes, second-lien term loans and a portion of our first-lien term loans.

(2)         In connection with our June 2004 recapitalization, we incurred approximately $21.4 million of charges relating primarily to the repurchase of fully vested options and related transaction fees and expenses.

(3)         In the year ended January 2, 2005, we modified the terms of a warrant held by a significant customer of ours by reducing its exercise price without additional consideration. As a result of this modification, we recorded a charge of $5.6 million representing the difference between the estimated fair value of the warrant at the date of modification and the fair value of the warrant at the original measurement dates. The charge was reflected as a reduction in net sales.

(4)         We previously paid transaction fees and monthly management fees to Berkshire Partners LLC and JH Partners, LLC under management agreements that were terminated upon completion of our initial public offering on October 4, 2006. We paid an aggregate of $1.8 million to Berkshire

Partners LLC and JH Partners, LLC as consideration for the early termination of these agreements.

(5)         In connection with the relocations of both our corporate headquarters and distribution center facilities during the year ended January 1, 2006, we recorded a charge of $0.6 million which primarily reflects the sum of the future lease payments due for the facilities we vacated, net of estimated sublease income. During the year ended December 31, 2006, we discontinued the use of one of our office floors located at our former corporate facility, and we recorded a charge of $0.1 million which primarily reflects the sum of the future lease payments due.

(6)         During the years ended December 31, 2006 and January 1, 2006, we abandoned a contract with a software vendor and recorded an impairment charge of $1.1 million.

(7)         The stock-based compensation charges for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 primarily resulted from our adoption of the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), effective January 3, 2005. The stock-based compensation charge of $0.8 million in the year ended January 2, 2005 primarily related to the cash-out of certain fully vested outstanding options and the issuance of stock at a price deemed to be below market value.

(8)         During the year ended January 1, 2006, we expensed $0.8 million of deferred public offering costs in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic: 5A, which requires companies to expense deferred offering costs after a filing has been postponed for an extended period of time.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We believe the following critical accounting policies reflect our more significant estimates and the assumptions used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of consignment sales, including those to QVC and certain distributors), infomercial customers and online shopping customers, or when purchased by consumers at company-owned boutiques, each net of estimated returns. For our consignment sales to QVC and certain distributors, we recognize sales, net of estimated returns, upon their shipments to the customer. Postage and handling charges billed to customers are also recognized as revenue upon shipment of the related merchandise. Shipping terms are FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at retail locations. For consignment sales to QVC and certain distributors, title passes to QVC and certain distributors concurrent with their shipments to its customers.

Sales are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts and an amount established for anticipated product returns. Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. This accrual is calculated based on a history of actual returns, estimated future returns and any significant future known or anticipated events. Consideration of these factors results in an accrual for anticipated sales returns. Our standard terms for retail sales, including infomercial sales and sales at company-owned boutiques, limit returns to approximately 30 to 60 days after the sale of the merchandise. For our wholesale segment, as is customary in the beauty industry, we allow returns from our wholesale customers if properly requested and approved. As a percentage of gross sales, returns were 4.8%, 6.7% and 5.5% in the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay, aging of accounts receivable balances and our collection history with each customer. We make estimates and judgments about the inability of customers to pay the amount they owe us, which could change significantly if their financial condition changes or the economy in general deteriorates.

Inventories

Inventories consist of finished goods and raw materials and are stated at the lower of cost or market. Cost is determined on a weighted-average basis. We regularly monitor inventory quantities on hand and record write-downs for excess and obsolete inventories and shrinkage based primarily on our estimated forecast of product demand and production requirements. This methodology is significantly affected by our sales forecast. If actual demand were to be substantially lower than estimated, additional write-downs for excess or obsolete inventories may be required.

Valuation of long-lived assets

We review our long-lived assets, including equipment and leasehold improvements and purchased intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Determining if such events or changes in circumstances have occurred is subjective and requires the exercise of judgment. If we determine such events have occurred, we then determine whether such assets are recoverable based on estimated future undiscounted net cash flows. If future undiscounted net cash flows are less than the carrying value of such asset, we write down that asset to its fair value.

We make estimates and judgments about future undiscounted cash flows and fair value. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flows attributable to a long-lived asset over its estimated remaining useful life. Our estimates of anticipated future cash flows could be reduced significantly in the future. As a result, the carrying amount of our long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

Goodwill and intangible assets

We review goodwill and indefinite-lived intangible assets at least annually for impairment, but if certain events or indicators of impairment occur between annual impairment tests, we perform an impairment test of goodwill and indefinite-lived intangible assets at that date. In evaluating goodwill, we compare the total book value of the reporting unit to the fair value of the reporting unit. The fair value is determined using the income approach, which focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

Stock-based compensation

Effective January 3, 2005, we adopted SFAS 123(R) using the modified-prospective approach, which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the requisite service period for awards expected to vest. Our calculation of stock-based compensation requires us to make a number of complex and subjective estimates and assumptions, including the fair value of our common stock, future forfeitures, stock price volatility, expected life of the options and related tax effects. Prior to our initial public offering, our Board of Directors determined the estimated fair value of our common stock on the date of grant based on a number of factors, most significantly the use of periodic contemporaneous valuations performed by a third-party valuation firm. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. Expected volatility of the stock is based on companies of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record.

Income taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past results of operations and our forecast of future taxable income in the jurisdictions in which we have operations. We record a valuation allowance to reduce deferred tax assets to the amount that is expected to be realized on a more-likely-than-not basis. Deferred tax expense results from the change in the net deferred tax asset or liability between periods.

We are subject to routine audits by federal and state tax authorities that may result in additional tax liabilities. We account for such liabilities in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies and believe that we have appropriately provided for income taxes for all years. Several factors drive the calculation of our tax liabilities including, (i) the expiration of various statutes of limitations, (ii) changes in tax law and regulations, (iii) issuance of tax rulings, and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments in our liabilities, which would impact our reported financial results.

New accounting standards

Effective January 3, 2005, we early adopted the fair value recognition and measurement provisions of SFAS 123(R), which is applicable for stock-based awards exchanged for employee services and in certain circumstances for nonemployee directors. We elected to adopt the modified-prospective-transition method, as provided by SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this transitional method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of January 3, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123.

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, or SFAS 151. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal periods beginning after June 15, 2005. We adopted SFAS 151 on January 2, 2006 and the adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 2, 2006 and the adoption did not have an impact on our consolidated results of operations, financial position or cash flows.

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP 13-1). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retroactive application is permitted, but not required. We adopted FSP 13-1 on January 2, 2006 and the adoption did not have an impact on our consolidated results of operations, financial position or cash flows.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. We do not intend to modify our current accounting policy of recording sales tax collected on a net basis. Therefore, the adoption of EITF 06-3 will not have any effect on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, or FIN 48. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained. FIN 48 also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are required to adopt FIN 48 on January 1, 2007.

The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Based on our current assessment, and subject to any changes that may result from additional technical guidance being issued, the adoption of FIN 48 is expected to decrease the opening balance of retained earnings as of January 1, 2007 by up to approximately $1.5 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. We will adopt Statement 157 during our fiscal year ending December 28, 2008. We are currently in the process of determining the impact, if any, of adopting the provisions of Statement 157 but it is not expected to have a material impact on our financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 in the fourth quarter of fiscal 2006, and this adoption did not have any impact on our fiscal 2006 results of operations or financial position.

Selected Quarterly Results of Operations

The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. We use a 13- to 14-week fiscal quarter ending on the last Sunday of the quarter. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Quarterly Consolidated Statements of Operations for 2006

	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006
	(in thousands, except per share data)
Sales, net	$89,915	$96,185	$97,947	$110,478
Cost of goods sold	25,196	26,937	26,890	33,416
Gross profit	64,719	69,248	71,057	77,062
Expenses:
Selling, general and administrative	29,684	33,172	34,467	38,178
Depreciation and amortization	465	506	552	804
Stock-based compensation	944	1,523	1,365	1,515
Restructuring charges	—	—	114	—
Total operating expenses	31,093	35,201	36,498	40,497
Operating income	33,626	34,047	34,559	36,565
Other income (expense):
Interest expense	(8,983)	(12,887)	(19,723)	(7,653)
Debt extinguishment costs	—	(3,391)	—	(2,477)
Interest income	286	345	348	243
Income before provision for income tax	24,929	18,114	15,184	26,678
Provision for income taxes	10,395	7,640	6,304	10,368
Net income attributable to common stockholders	$14,534	$10,474	$8,880	$16,310
Net income per common share:
Basic	$0.21	$0.15	$0.13	$0.18
Diluted	$0.20	$0.15	$0.12	$0.18

Quarterly Consolidated Statements of Operations for 2005

	April 3, 2005	July 3, 2005	October 2, 2005	January 1, 2006
	(in thousands, except per share data)
Sales, net	$50,623	$61,689	$67,634	$79,349
Cost of goods sold	13,734	17,456	19,308	24,013
Gross profit	36,889	44,233	48,326	55,336
Expenses:
Selling, general and administrative	20,734	24,545	26,210	31,781
Depreciation and amortization	169	183	324	430
Stock-based compensation	314	306	310	440
Restructuring charges	—	—	643	—
Asset impairment charge	—	—	1,055	—
Total operating expenses	21,217	25,034	28,542	32,651
Operating income	15,672	19,199	19,784	22,685
Other income (expense):
Interest expense	(3,743)	(4,570)	(4,333)	(8,857)
Debt extinguishment costs	(10,558)	—	—	(5,977)
Interest income	—	10	60	151
Income before provision for income tax	1,371	14,639	15,511	8,002
Provision for income taxes	542	5,791	6,135	3,165
Net income attributable to common stockholders	$829	$8,848	$9,376	$4,837
Net income per common share:
Basic	$0.01	$0.13	$0.14	$0.07
Diluted	$0.01	$0.13	$0.13	$0.07

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities. Interest on all of our borrowings under our senior secured credit facilities is based upon variable interest rates. Our weighted average borrowings outstanding during the year ended December 31, 2006 were $484.2 million, and the annual effective interest rate for the period was 10.1%. Presently, we do not hedge against interest rate risks. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $4.8 million change to our interest expense in the year ended December 31, 2006. As of December 31, 2006, we had borrowings of $339.3 million outstanding under our senior secured credit facilities. Based on the $339.3 million of variable interest rate indebtedness outstanding as of December 31, 2006, a hypothetical 1% increase or decrease in interest rates would have resulted in a $3.4 million change to our interest expense in the year ended December 31, 2006.

Foreign currency risk

As of December 31, 2006, all of our sales, expenses, assets, liabilities and cash holdings are denominated in U.S. dollars. Although we are increasing our sale of products outside of the United States, all of these transactions are settled in U.S. dollars and therefore we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and we believe that our foreign currency exchange risk is immaterial.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bare Escentuals, Inc.

We have audited the accompanying consolidated balance sheets of Bare Escentuals, Inc. as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bare Escentuals, Inc. at December 31, 2006 and January 1, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 2, effective January 3, 2005, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment.

/s/ ERNST & YOUNG LLP

San Francisco, California
March 27, 2007

BARE ESCENTUALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2006	January 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,875	$18,675
Inventories	62,006	34,085
Accounts receivable, net of allowances of $3,427 and $2,225 at December 31, 2006 and January 1, 2006, respectively	30,759	17,891
Prepaid expenses and other current assets	6,249	3,425
Deferred tax assets	5,826	3,050
Total current assets	125,715	77,126
Property and equipment, net	21,111	9,829
Intangible assets, net	6,085	6,085
Deferred tax assets	1,092	1,005
Other assets	1,832	850
Total assets	$155,835	$94,895
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$17,624	$12,667
Accounts payable	25,357	12,974
Accrued liabilities	16,123	16,343
Accrued restructuring charges	172	292
Income taxes payable	101	135
Total current liabilities	59,377	42,411
Long-term debt, less current portion	321,639	377,166
Deferred rent	2,696	2,470
Accrued restructuring charges	—	132
Long-term employee benefits	645	148
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 10,000 and zero shares authorized at December 31, 2006 and January 1, 2006, respectively; zero shares issued and outstanding at December 31, 2006 and January 1, 2006, respectively	—	—
Common stock; $0.001 par value; 200,000 and 90,000 shares authorized at December 31, 2006 and January 1, 2006, respectively; 89,316 and 69,109 shares issued and outstanding at December 31, 2006 and January 1, 2006, respectively	89	69
Additional paid-in capital	378,063	1,887
Accumulated deficit	(606,674)	(329,388)
Total stockholders’ equity (deficit)	(228,522)	(327,432)
Total liabilities and stockholders’ equity (deficit)	$155,835	$94,895

See accompanying notes.

BARE ESCENTUALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
Sales, net	$394,525	$259,295	$141,801
Cost of goods sold	112,439	74,511	39,621
Gross profit	282,086	184,784	102,180
Expenses:
Selling, general and administrative	135,501	103,270	61,156
Depreciation and amortization, relating to selling, general and administrative	2,327	1,106	801
Stock-based compensation, relating to selling, general and administrative	5,347	1,370	819
Restructuring charges	114	643	—
Asset impairment charge	—	1,055	—
Recapitalization fees and expenses	—	—	21,430
Operating income	138,797	77,340	17,974
Interest expense	(49,246)	(21,503)	(6,348)
Debt extinguishment costs	(5,868)	(16,535)	(540)
Interest income	1,222	221	4
Income before provision for income taxes	84,905	39,523	11,090
Provision for income taxes	34,707	15,633	7,088
Net income	$50,198	$23,890	$4,002
Deemed dividend attributable to preferred stockholders	—	—	4,472
Net income (loss) attributable to common stockholders	$50,198	$23,890	$(470)
Net income (loss) per share attributable to common stockholders:
Basic	$0.67	$0.35	$(0.01)
Diluted	$0.65	$0.34	$(0.01)
Cash dividend per common share	$4.81	$4.45	$0.02
Weighted-average shares used in per share calculations:
Basic	74,668	67,676	61,500
Diluted	77,208	69,285	61,500

See accompanying notes.

BARE ESCENTUALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Series A Convertible		Series A Preferred	Common Stock							Retained	Total
	Preferred Stock		Stock			Bare		Additional	Stockholder		Earnings	Stockholders’
	MD Beauty, Inc.		Warrants	MD Beauty, Inc.		Escentuals, Inc.		Paid-in	Note	Deferred	(Accumulated	Equity
	Shares	Amount	MD Beauty, Inc.	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Deficit)	(Deficit)
Balance at December 31, 2003	74,198	$ 5,993	$ 461	61,380	$ 61	—	$ —	$ 1,364	$ (147)	$ —	$ 7,063	$ 14,795
Repayment of stockholder note receivable	—	—	—	—	—	—	—	—	147	—	—	147
Series A convertible preferred shares issued upon exercise of warrant	832	—	—	—	—	—	—	—	—	—	—	—
Stock-based charge related to modification of warrant in June 2004	—	—	—	—	—	—	—	5,560	—	—	—	5,560
Repurchase of Series A convertible preferred stock, common stock and warrants in connection with the June 2004 Recapitalization	(75,030)	(5,993)	(461)	(61,380)	(61)	—	—	(6,924)	—	—	(143,055)	(156,494)
Deemed dividend in connection with the June 2004 Recapitalization	—	—	—	—	—	—	—	—	—	—	(5,700)	(5,700)
Common stock issued in connection with the June 2004 Recapitalization, including 12,588 shares issued to Rollover Stockholders	—	—	—	—	—	61,380	61	87,445	—	—	—	87,506
Common stock options exercised	—	—	—	—	—	538	1	19	—	—	—	20
Issuance of common stock to directors	—	—	—	—	—	335	—	832	—	(232)	—	600
Common stock repurchased	—	—	—	—	—	(234)	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	—	1,248	—	(1,248)	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	371	—	371
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	4,002	4,002
Balance at January 2, 2005	—	—	—	—	—	62,019	62	89,535	—	(1,109)	(137,690)	(49,202)
Reversal of deferred stock-based compensation upon adoption of FAS 123(R)	—	—	—	—	—	—	—	(1,082)	—	1,082	—	—
Common stock options exercised	—	—	—	—	—	6,981	7	985	—	—	—	992
Tax benefit related to stock option exercises and disqualifying disposition of shares	—	—	—	—	—	—	—	1,027	—	—	—	1,027
Stock-based compensation	—	—	—	—	—	—	—	1,343	—	27	—	1,370
Cash dividends paid in connection with the recapitalization transactions	—	—	—	—	—	—	—	(90,316)	—	—	(215,588)	(305,904)
Shares issued in lieu of transaction fees	—	—	—	—	—	109	—	395	—	—	—	395
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	23,890	23,890
Balance at January 1, 2006	—	—	—	—	—	69,109	69	1,887	—	—	(329,388)	(327,432)
Common stock options exercised	—	—	—	—	—	1,680	2	1,307	—	—	—	1,309
Tax benefit related to stock option exercises	—	—	—	—	—	—	—	6,973	—	—	—	6,973
Stock-based compensation	—	—	—	—	—	—	—	5,347	—	—	—	5,347
Issuance of common stock to director	—	—	—	—	—	36	—	300	—	—	—	300
Cash dividends paid in connection with the June 2006 Recapitalization	—	—	—	—	—	—	—	(12,943)	—	—	(327,484)	(340,427)
Shares issued in lieu of transaction fees	—	—	—	—	—	204	—	2,442	—	—	—	2,442
Common stock repurchased	—	—	—	—	—	(113)	—	(998)	—	—	—	(998)
Issuance of common stock in initial public offering, net of issuance costs of $2,697	—	—	—	—	—	18,400	18	373,748	—	—	—	373,766
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	50,198	50,198
Balance at December 31, 2006	—	$ —	$ —	—	$ —	89,316	$ 89	$ 378,063	$ —	$ —	$ (606,674)	$ (228,522)

See accompanying notes.

BARE ESCENTUALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
Operating activities
Net income	$50,198	$23,890	$4,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,327	1,106	517
Amortization of intangible assets	—	—	284
Amortization of debt issuance costs	291	430	1,084
Debt extinguishment costs	5,868	16,535	540
Stock-based charge related to purchase of fully vested options	—	—	13,126
Stock-based charge related to modification of warrant	—	—	5,560
Stock-based compensation	5,347	1,370	819
Asset impairment	—	1,055	—
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(6,973)	(1,027)	—
Deferred income tax provision (benefit)	(2,863)	(4,790)	(187)
Other	9	98	13
Changes in assets and liabilities:
Inventories	(27,921)	(5,066)	(10,471)
Accounts receivable	(12,868)	(4,149)	(7,302)
Income taxes	6,939	2,792	(1,651)
Prepaid expenses and other current assets	(2,824)	(1,272)	(796)
Other assets	(522)	(151)	112
Accounts payable and accrued liabilities	12,163	7,890	6,937
Other liabilities	471	1,289	238
Net cash provided by operating activities	29,642	40,000	12,825
Investing activities
Purchase of property and equipment	(13,617)	(7,542)	(2,238)
Financing activities
Proceeds from issuance of Senior Term Loans and First and Second Lien Credit Loans	206,583	397,000	73,000
Repayments on Senior Term Loans and First and Second Lien Credit Loans	(257,153)	(72,717)	(7,450)
Proceeds from issuance of Subordinated Notes Payable	125,000	15,000	27,000
Repayments on Subordinated Notes Payable	(125,000)	(42,000)	(5,000)
Borrowings under line of credit	—	—	8,968
Repayments on line of credit	—	—	(16,346)
Repayments on loan from FH Capital Partners LLC	—	—	(217)
Payments for debt issuance costs	(4,178)	(11,623)	(6,566)
Proceeds from issuance of common stock in initial public offering.	376,463	—	—
Payment of transaction costs in connection with the issuance of common stock in initial public offering	(2,697)	—	—
Dividend paid in connection with the Recapitalization transactions	(340,427)	(305,904)	—
Excess tax benefit from stock option exercises and disqualifying disposition of shares	6,973	1,027	—
Exercise of stock options	1,309	992	20
Common stock repurchased	(998)	—	—
Repurchase of outstanding preferred and common shares in connection with the June 2004 Recapitalization	—	—	(156,494)
Purchase of fully vested options in connection with the June 2004 Recapitalization	—	—	(13,126)
Issuance of common stock in connection with the June 2004 Recapitalization	—	—	87,506
Repayment of note receivable from related party	—	—	1,450
Repayment of stockholder note receivable	—	—	147
Proceeds from issuance of common stock to directors	300	—	600
Other	—	—	(38)
Net cash used in financing activities	(13,825)	(18,225)	(6,546)
Net increase in cash and cash equivalents	2,200	14,233	4,041
Cash and cash equivalents, beginning of period	18,675	4,442	401
Cash and cash equivalents, end of period	$20,875	$18,675	$4,442
Supplemental disclosure of cash flow information
Cash paid for interest	$53,218	$17,034	$2,257
Cash paid for income taxes	$30,628	$19,025	$9,450
Supplemental disclosure of noncash financing activities
Construction allowance received in connection with corporate office lease	$—	$1,376	$—
Shares issued in lieu of transaction fees	$2,442	$395	$—
Deemed dividend obligation incurred in connection with the June 2004 Recapitalization	$—	$—	$5,700

See accompanying notes.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Business and Basis of Presentation

Business

Bare Escentuals, Inc. together with its subsidiaries (“Bare Escentuals” or the “Company”) develops, markets, and sells branded cosmetics, skin care and body care products under the i.d. bareMinerals, i.d., RareMinerals and namesake Bare Escentuals brands, and professional skin care products under the md formulations brand. The i.d. bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model consisting of infomercials, home shopping television, specialty beauty retailers, Company-owned boutiques, and spas and salons. The Company’s international distributors are primarily located in Western Europe, Asia, and Australia.

Basis of Presentation

The Company was originally incorporated in Delaware on March 9, 2004 under the name STB Beauty, Inc. On February 24, 2006, the Company changed its name to Bare Escentuals, Inc. The Company was incorporated in order to acquire through its wholly owned subsidiary, STB Beauty Acquisition, Inc., 100% of the outstanding capital stock of MD Beauty, Inc. (“MD Beauty”) in a merger and recapitalization transaction (the “June 2004 Recapitalization”). Contemporaneous with the June 2004 Recapitalization, on June 10, 2004, STB Beauty Acquisition, Inc. was merged with and into MD Beauty, with MD Beauty being the surviving corporation operating as a wholly owned subsidiary of the Company.

The June 2004 Recapitalization was co-sponsored by affiliates of Berkshire Partners LLC, a Boston-based private equity firm (“Berkshire”), and JH Partners, LLC, a San Francisco-based private equity firm (“JHP”) (collectively, the “Sponsors”), who together formed part of a control group and acquired a majority share in MD Beauty in a highly leveraged transaction. The provisions of the Company’s Stockholders Agreement provide for shared control of the Company by the Sponsors. The June 2004 Recapitalization was funded with borrowings of $100.0 million under new senior and subordinated credit facilities (Note 10), together with $87.5 million in new equity financing. Certain stockholders who controlled a majority voting interest in MD Beauty prior to the June 2004 Recapitalization retained shared control of the Company immediately following the June 2004 Recapitalization.

The June 2004 Recapitalization has been accounted for as a recapitalization for which no new basis was permitted in accordance with Emerging Issues Task Force Issue No. 88-16, Basis In Leveraged Buyout Transactions (“EITF 88-16”). As such, the accompanying consolidated financial statements reflect the historical financial statements of MD Beauty and Bare Escentuals, as adjusted for the effects of the June 2004 Recapitalization, at their historical costs and have been prepared as if the assets, liabilities, and results of operations of MD Beauty were combined with those of the Company for all periods presented. See Note 3 for further details on the June 2004 Recapitalization.

For the periods prior to the June 2004 Recapitalization, the Company refers to MD Beauty, and for the periods subsequent to the June 2004 Recapitalization, the Company refers to Bare Escentuals.

The Company completed an initial public offering of its common stock on October 4, 2006.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year-ends on the Sunday closest to December 31, based on a 52/53-week year. The fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005, each contained 52 weeks.

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase.

Supply and Fulfillment Concentration Risks

All of the Company’s products are contract manufactured or supplied by third parties. The Company has a long-term contract with only one of its suppliers. The term of this contract expires on April 30, 2011. The fact that the Company does not have long-term contracts with all of its third-party manufacturers means that those manufacturers could cease manufacturing the Company’s products at any time and for any reason.

Additionally, the Company depends on one third party for the fulfillment of its infomercial sales, including inventory management, call center operation, website hosting and packing and shipping of product to customers. The Company’s contract with this service provider expires on December 31, 2007.

Concentration of Credit Risk and Credit Risk Evaluation

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held by or invested in various domestic financial institutions with high credit standing. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

For the years ended December 31, 2006, January 1, 2006, and January 2, 2005, approximately 50%, 54%, 58%, respectively, of the Company’s sales were generated through credit card purchases. The Company uses third parties to collect its credit card receivables and, as a consequence, believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its wholesale customers not paying by credit card and acquires credit insurance for certain

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

international customers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable:

	December 31, 2006	January 1, 2006	January 2, 2005
Customer A	11%	14%	46%
Customer B	23%	28%	15%
Customer C	31%	33%	—

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales, which are included in the wholesale segment:

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
Customer A	13%	15%	15%
Customer B	13%	—	—
Customer C	14%	—	—

As of December 31, 2006 and January 1, 2006, the Company had no off-balance sheet concentrations of credit risk, such as option contracts or other hedging arrangements.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The estimated fair value of cash, cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. At December 31, 2006, all of the Company’s outstanding debt is variable-rate debt. The estimated fair value of the Company’s variable-rate debt approximates its carrying value, since the rate of interest on the variable-rate debt is determined at a margin over LIBOR or the lenders’ base rate plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio, and such rates are revised frequently, based upon current LIBOR or the lenders’ base rate.

Inventories

Inventories consist of finished goods and raw materials and are stated at the lower of cost or market. Cost is determined on a weighted-average basis. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Furniture and equipment, including computers and software, are depreciated using the straight-line method over the estimated useful lives of the various assets, which are generally three to seven years. Fixtures and leasehold improvements are amortized using the straight-line method over the lesser of the lease term, which ranges from five to ten years, or the estimated useful lives of the assets. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods, to determine estimated useful lives.

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

During the year ended January 1, 2006, the Company abandoned a contract with a software vendor and recognized an impairment charge of $1,055,000. The costs associated with the termination of the contract relate primarily to the cost of the software license arrangement and other capitalized costs that were accounted for as development in progress, as the software had not yet been placed in service. As of January 1, 2006, there were no remaining amounts to be paid under the contract.

Goodwill and Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisition of Bioceutix, Inc. in December 2001. Trademarks acquired in the acquisition relate to the Company’s exclusive rights to make, use, and sell the brands acquired and, together with goodwill, were deemed to be indefinite-lived at the acquisition date.

Goodwill and indefinite-lived intangibles are not amortized, but rather are subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives, generally two to three years, and were fully amortized as of January 2, 2005. The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date. In evaluating goodwill, management compares the total book value of the reporting unit to the fair value of those reporting units. The fair value of the Company is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Through December 31, 2006, no impairment charge has been required.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method. Debt issuance costs paid directly to lending institutions are recorded as a debt discount, while debt issuance costs paid to third parties are recorded as other assets.

During the year ended January 2, 2005, the Company charged to expense debt issuance costs of $540,000 related to the early extinguishment of the Company’s previously outstanding debt. Additionally, the Company capitalized $3,440,000 of costs paid to lenders and $3,126,000 of third-party costs related to new credit agreements (Notes 9 and 10).

In February 2005, in connection with the Company’s refinancing of its Senior Term Loans and Subordinated Notes Payable (Note 10), the Company paid a prepayment penalty of $2,700,000, wrote off the remaining unamortized discount and debt issuance costs of $5,463,000 relating to the early extinguishment of the Company’s previously outstanding debt, and expensed as debt extinguishment costs $2,395,000 of fees paid directly to the lender related to the new debt in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, resulting in a charge of $10,558,000 in connection with this debt extinguishment. Additionally, the Company capitalized $3,135,000 of third-party costs related to the new credit agreements.

In October 2005, the Company agreed with the lenders under the senior secured credit facilities to restructure the credit facilities to increase the Company’s borrowings by an additional aggregate principal amount of $187,500,000. The Company wrote off the remaining unamortized debt issuance costs of $2,812,000 and expensed as debt extinguishment costs $3,165,000 of fees paid directly to the lender, as the amendment was determined to be substantially different in accordance with the provisions of EITF 96-19. Additionally, the Company capitalized $937,000 of third-party costs related to the new credit agreements, including $314,000, which was capitalized in fiscal 2006 upon finalization of cost estimates.

In June 2006, the Company agreed with the lenders under the senior secured credit facilities to restructure the credit facilities to increase the Company’s borrowings by an additional aggregate principal amount of $206,583,000. The Company wrote off the remaining unamortized debt issuance costs of $867,000 and expensed as debt extinguishment costs $2,524,000 of fees paid directly to the lender, as the amendment was determined to be substantially different in accordance with the provisions of EITF 96-19. In June 2006, the Company also issued 15% senior subordinated notes in the aggregate principal amount of $125,000,000. The Company capitalized $2,411,000 of third-party costs related to these credit agreements and capitalized $1,315,000 of costs related to the senior subordinated notes as a debt discount (Notes 9 and 10).

In October 2006, upon completion of its initial public offering, the Company used a portion of the net proceeds received to repay in full the Second Lien Term Loans, the June 2006 Subordinated Notes, and repaid $6,600,000 of the First Lien Term Loans. In connection with these debt repayments, the Company wrote off $2,477,000 of its unamortized debt issuance costs, which includes $56,000 of fees paid directly to the lender.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of loan costs for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, totaled $291,000, $430,000, and $1,084,000, respectively, and is included in interest expense in the consolidated statements of operations.

Stock-Based Compensation

Prior to January 3, 2005, the Company accounted for stock-based employee compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations as permitted by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“Statement 123”). The intrinsic value of stock-based compensation recorded by the Company was $13,837,000 for the year ended January 2, 2005.

Effective January 3, 2005, the Company adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”). Statement 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to Statement 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. The Company elected to adopt the modified-prospective-transition method, as provided by Statement 123(R). Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense in the consolidated statement of operations for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of Statement 123(R), and for the unvested portion of previously granted awards as of January 3, 2005 using the grant-date fair value estimated in accordance with the provisions of Statement 123. Upon adoption of Statement 123(R), the Company reversed $1,082,000 of previously recognized deferred compensation related to employee stock option grants.

The Company’s share-based compensation plans are described in Note 15. The compensation cost charged to operations under these plans pursuant to Statement 123(R) was $5,169,000 and $1,343,000 for the years ended December 31, 2006 and January 1, 2006, respectively. The Company records stock-based compensation on a separate operating expense line item in its statement of operations due to the fact that, to date, all of its stock-based awards have been made to employees whose salaries are classified as selling, general and administrative expenses.

Pro forma information regarding net income for the years ended January 2, 2005 was determined as if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented prior to the Company’s adopting Statement 123(R) effective January 3, 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s pro forma information for the year ended January 2, 2005 is as follows (in thousands):

Net loss attributable to common stockholders, as reported	$(470)
Add: Stock-based employee compensation expense, net of $5,535 of related tax effects, as reported	8,302
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of $180 of related tax effects	(271)
Pro forma net income attributable to common stockholders	$7,561
Basic net loss per common share, as reported	$(0.01)
Diluted net loss per common share, as reported	$(0.01)
Basic net income per common share, pro forma	$0.12
Diluted net income per common share, pro forma	$0.11

The weighted-average fair value of the stock options granted for the years ended December 31, 2006, January 1, 2006, and January 2, 2005 was approximately $8.33, $2.41, and $1.13, respectively.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model using the weighted-average assumptions noted in the following table:

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
Expected dividend rate	0.00%	0.00%	0.00%
Expected volatility	50%	54%	58%
Risk-free interest rate	5.0%	4.1%	3.9%
Expected lives (years)	6.5	6.5	6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Expected volatility of the stock is based on companies of similar growth and maturity and the Company’s peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options represents the period of time that options granted are expected to be outstanding. The Company has elected to use the shortcut approach in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment, to develop the estimate of the expected term. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. In the future, as the Company gains historical data for volatility in its own stock and the actual term over which employees hold its options, expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense the Company records.

Revenue Recognition

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale), infomercial customers, and online shopping

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customers or when purchased by customers at Company-owned boutiques, each net of estimated returns. For consignment sales, which include sales to QVC and certain distributors, the Company recognizes sales, net of expected returns from consignees, upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at retail locations. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return that are accounted for in accordance with Statement 48, Revenue Recognition When Right of Return Exists. The Company’s standard terms for retail sales, including infomercial sales and sales at Company-owned boutiques, limit returns to approximately 30 to 60 days after the sale of the merchandise. For wholesale sales, as is customary in the cosmetics industry, the Company allows returns from wholesale customers if properly requested and approved.

The Company regularly evaluates returns and accrues for expected future returns that relate to sales prior to the balance sheet date utilizing a combination of historical and current trends. Deferred revenue reflects amounts received from customers related to merchandise to be shipped in future periods.

For the year ended January 2, 2005, net sales includes a charge of $5,560,000 related to the modification of a warrant held by a customer (Note 14).

Payments to Customers

For wholesale customers, the Company makes payments to certain customers for cooperative advertising, royalties, commissions and shared employee costs. In accordance with the provisions of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), these fees are recorded as a reduction of net sales in the accompanying consolidated statements of operations, unless the Company determines it has received an identifiable benefit and can reasonably estimate the fair value of that benefit, in which case the costs would be recorded as expenses. During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company recorded a reduction of sales of $1,037,000, $679,000 and $192,000, respectively. During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company recorded a charge to cost of goods sold for payments totaling $1,212,000, $490,000 and $298,000, respectively. During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company recorded a charge to selling, general and administrative expenses for payments totaling $96,000, $0 and $83,000, respectively.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from the Company’s distribution facilities to customers are recorded in cost of goods sold. Third-party fulfillment costs relating to warehousing, storage, and order processing are included in selling, general and administrative expenses and totaled $19,437,000, $15,294,000 and $7,933,000 for the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively.

Pre-Opening Costs

Costs incurred in connection with the start-up and promotion of new Company-owned boutiques are expensed as incurred.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Research and Development

Research and development costs are charged to operations as incurred. Major components of research and development expenses consist of product formulation, testing, regulatory analysis, and compliance. Such costs totaled $663,000, $2,490,000 and $315,000 for the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively.

Advertising Costs

The Company purchases commercial airtime on various television stations throughout the United States in order to air its direct-response program, or “infomercial.” The Company expenses costs associated with purchasing airtime as incurred. During the years ended December 31, 2006, January 1, 2006, and January 2, 2005, the Company incurred direct broadcast media costs of $28,161,000, $23,695,000 and $18,012,000, respectively.

The Company expenses production costs associated with advertising as incurred, except for production costs for its infomercials, which are capitalized and amortized over their expected period of future benefit. The capitalized production costs for each infomercial are amortized over a twelve-month period following the first airing of the infomercial. At December 31, 2006 and January 1, 2006, unamortized production costs totaling $217,000 and $388,000, respectively, were reported as assets in the accompanying consolidated balance sheets. During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company recorded amortization expense relating to infomerical production costs of $448,000, $390,000 and $389,000, respectively.

Other advertising costs such as media placements and public relations are expensed as incurred. Marketing brochures are accounted for as prepaid assets and are expensed based on usage, or at such time that they are no longer expected to be used, in which case their cost is expensed at that time. During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company incurred other

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

advertising costs of $3,759,000, $3,112,000 and $1,389,000, respectively. All advertising and other related costs are recorded as selling, general and administrative expenses.

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

Earnings (Loss) per Share

A calculation of earnings (loss) per share, as reported, is as follows (in thousands):

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
Numerator:
Net income (loss) attributable to common stockholders, as reported	$50,198	$23,890	$(470)
Denominator:
Weighted average common shares used in per share calculations—basic, as reported(1)	74,668	67,676	61,500
Add: Common stock equivalents from exercise of stock options	2,540	1,609	—
Weighted-average common shares used in per share calculations—diluted, as reported	77,208	69,285	61,500
Net income (loss) per share:
Basic, as reported	$0.67	$0.35	$(0.01)
Diluted, as reported	$0.65	$0.34	$(0.01)

(1)         The historical capital stock of the Company for the year ended January 2, 2005 has been retroactively restated in the accompanying consolidated financial statements for the equivalent number of shares received in the June 2004 Recapitalization. The historical net loss per share calculation for the year ended January 2, 2005 has been adjusted to give retroactive effect to the June 2004 Recapitalization consistent with the requirements of FASB No. 128, in a manner similar to a stock split.

Options to purchase 41,063, zero and 6,741,121 shares of common stock in the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, were not included in the computation of net income (loss) per share attributable to common stockholders—diluted, as reported because their impact was anti-dilutive.

Comprehensive Income

The Company does not have any items of other comprehensive income; therefore, net income is equal to comprehensive income for all periods presented.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of Statement 151 are effective for fiscal years beginning after June 15, 2005. The Company adopted Statement 151 as of January 2, 2006, and the adoption did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted Statement 154 on January 2, 2006, and the adoption did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retroactive application is permitted, but not required. The Company adopted FSP 13-1 on January 2, 2006, and the adoption did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company does not intend to modify its current accounting policy of recording sales tax collected on a net basis. Therefore, the adoption of EITF 06-3 will not have any effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 15, 2006. The Company is required to adopt FIN 48 on January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Based on the Company’s current assessment, and subject to any changes that may result from additional technical guidance being issued, the adoption of FIN 48 is expected to decrease the opening balance of retained earnings as of January 1, 2007 by up to approximately $1.5 million.

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

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of fiscal 2006, and the adoption did not have a material impact on the Company’s results of operations or financial position.

3.                 Recapitalization Transaction and Certain Charges

Effective June 10, 2004, the Sponsors and Company management (together, representing the “Control Group”) announced the completion of the June 2004 Recapitalization of MD Beauty. As a result of the recapitalization, the Control Group acquired a majority controlling share in MD Beauty. Certain of MD Beauty’s stockholders prior to the June 2004 Recapitalization, including affiliates of JHP and others (the “Rollover Stockholders”), retained a 20.5% interest in Bare Escentuals’ outstanding capital stock. In connection with the transaction, MD Beauty refinanced all of its outstanding debt. The following table summarizes the approximate sources and uses of cash in connection with the June 2004 Recapitalization as if all amounts were funded as of the date of the recapitalization (in thousands):

Sources		Uses
Proceeds from Senior Term Loans	$73,000	Payments for repurchase of outstanding equity and fully vested warrants	$156,494
Proceeds from Subordinated Notes Payable	27,000	Payments for purchase of fully vested options, excluding rollover options	13,126
Proceeds from sale of common stock	87,506	Repayment of existing debt	247
		Payment of closing fees and expenses	13,959
		Management bonus	711
		Excess cash	2,969
Total sources	$187,506	Total uses	$187,506

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MD Beauty’s outstanding shares of capital stock and warrants immediately prior to the June 2004 Recapitalization, except with respect to those shares retained indirectly by the Rollover Stockholders through their contribution of shares to JH MDB Investors L.P. (“JH MDB”), an investment vehicle formed by JHP, in exchange for limited partnership interests, were converted into the right to receive aggregate cash consideration of $156,494,000, or $1.7935 per share. In addition, the Company exchanged one new share of common stock in Bare Escentuals with JH MDB for each rollover share of MD Beauty contributed to it by the Rollover Stockholders. The June 2004 Recapitalization was funded with borrowings of $100,000,000 under new Senior Term Loans and Subordinated Notes Payable, together with $87,506,000 in equity financing.

All options to purchase MD Beauty’s capital stock outstanding immediately prior to the June 2004 Recapitalization became fully vested in accordance with the terms of the Company’s 2001 Stock Plan and, other than certain options held by members of management who elected to have such options converted into options to purchase shares of Bare Escentuals common stock (the “Rollover Options”), were converted into a right to receive cash consideration upon the completion of the June 2004 Recapitalization. Accordingly, the Company paid approximately $13,126,000 in cash to settle the outstanding options that were not rolled over, resulting in a charge to expense during the year ended January 2, 2005. There were no changes to the Rollover Options from their original terms and, therefore, no accounting consequences resulted in connection with the recapitalization.

In connection with the June 2004 Recapitalization, the Company entered into a credit agreement that provided for an aggregate principal amount of up to $88,000,000 comprising (i) a term loan credit facility (the “Credit Agreement”) of up to $73,000,000 and (ii) a revolving credit facility of up to $15,000,000. In addition, the Company entered into a Senior Subordinated Loan Agreement that provided for an aggregate principal amount of $27,000,000 (the “Subordinated Notes Payable”). See Notes 9 and 10 for a full description of the terms and conditions of the Credit Agreement and Subordinated Notes Payable incurred in connection with the June 2004 Recapitalization.

Closing fees and expenses relating to the June 2004 Recapitalization totaled $13,959,000, including $4,551,000 paid to the Sponsors and their affiliates. Approximately $6,366,000 of the total costs related to the establishment of the new debt facilities and was capitalized as debt issuance costs or as a reduction of debt proceeds and was amortized as interest expense over the term of the respective debt instruments. The remaining transaction-related fees and expenses of $7,593,000 were charged to operations during 2004 in connection with the June 2004 Recapitalization.

The following is a summary of charges incurred during the year ended January 2, 2005 in connection with the June 2004 Recapitalization (in thousands):

Purchase of fully vested options, excluding Rollover Options	$13,126
Closing fees and expenses	7,593
Management bonus	711
Recapitalization fees and expenses	$21,430

The Company also incurred noncash charges of approximately $389,000 related to the write-off of previous debt issuance costs included in debt extinguishment costs in the accompanying consolidated statement of operations for the year ended January 2, 2005.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the June 2004 Recapitalization, all holders of MD Beauty preferred stock and common stock and all holders of options and warrants to be cashed out in the June 2004 Recapitalization (“Payment Recipients”) received the right to share pro rata based on their holdings in proceeds from a contingent tax note (the “Tax Note”) established in connection with the Recapitalization. The Tax Note provided for the Company to pay the Payment Recipients the lesser of $5,700,000 or the aggregate amount of certain tax benefits received by MD Beauty as specified in the Tax Note agreement. The Company recorded a short-term liability for the Tax Note and a charge to retained earnings of $5,700,000 as part of the June 2004 Recapitalization. This payment obligation has been recognized as a “deemed dividend” to MD Beauty stockholders immediately prior to the June 2004 Recapitalization transaction. On March 24, 2005, the Company paid $5,700,000 to the Payment Recipients and, of this amount, $4,472,000 related to MD Beauty preferred stockholder interests.

4.                 Inventories

Inventories consisted of the following (in thousands):

	December 31, 2006	January 1, 2006
Raw materials and components	$2,737	$1,679
Finished goods	59,269	32,406
	$62,006	$34,085

5.                 Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2006	January 1, 2006
Furniture and equipment	$4,234	$3,477
Computers and software	4,732	2,389
Leasehold improvements	13,891	8,190
Construction-in-progress	3,424	306
	26,281	14,362
Accumulated depreciation	(5,170)	(4,533)
Property and equipment, net	$21,111	$9,829

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                 Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2006	January 1, 2006
Goodwill	$2,852	$2,852
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
	7,844	7,844
Accumulated amortization	(1,759)	(1,759)
Intangible assets, net	$6,085	$6,085

The aggregate amortization expense of $284,000 for the year ended January 2, 2005 is included in depreciation and amortization in the accompanying consolidated statements of operations. As of January 2, 2005, the Company’s amortizable intangible assets were fully amortized.

7.                 Other Assets

Other assets consisted of the following (in thousands):

	December 31, 2006	January 1, 2006
Debt issuance costs, net of accumulated amortization of $61, $26 and $510 at December 31, 2006, January 1, 2006 and January 2, 2005, respectively	$1,057	$597
Other assets	775	253
	$1,832	$850

8.                 Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2006	January 1, 2006
Employee compensation and benefits	$7,437	$4,334
Gift certificates and customer liabilities	1,975	1,920
Interest	1,438	5,876
Sales taxes and local business taxes	1,339	936
Royalties	1,192	260
Deferred revenue	898	361
Product development costs	33	1,000
Other	1,811	1,656
	$16,123	$16,343

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                 Revolving Lines of Credit

In conjunction with the February 2005 Recapitalization (Note 10), the Company established a revolving credit facility of up to $15,000,000 (the “Revolver”), the proceeds of which were to provide financing for working capital and other general corporate purposes of the Company and its subsidiaries. The Revolver has a term of six years expiring on February 18, 2011. At January 1, 2006, the entire $15,000,000 was available and there were no outstanding borrowings.

In connection with the June 2006 Recapitalization, the Company increased the Revolver to up to $25,000,000, the proceeds of which are to be used to provide financing for working capital and other general corporate purposes of the Company and its subsidiaries. In December 2006, the terms of the Revolver were further amended to eliminate the requirement that the net proceeds from the issuance of equity securities by us or any of our subsidiaries be applied to prepay loans under the credit agreement. The amendment also reduced the interest rate margins applicable to LIBOR loans and base rate loans, provided for a further reduction in the interest rate margins if we achieve a specified consolidated leverage ratio and specified debt rating, and amended some of the financial covenants. At December 31, 2006, $24,613,000 was available and $387,000 was outstanding in letters of credit.

Amounts available under the Revolver, as amended in December 2006, are based on eligible collateral that includes certain accounts receivable and inventory and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit.

Borrowings under the Revolver, as amended in December 2006, bear interest at a rate equal to, at the Company’s option, either a margin over LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio (2.5% plus LIBOR or 1.5% plus lenders’ base rate; actual rate of 7.85% at December 31, 2006 and 7.25% at January 1, 2006). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

10.          Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2006	January 1, 2006
First Lien Credit Loans	$339,263	$243,833
Second Lien Credit Loans	—	146,000
	339,263	389,833
Less current portion	(17,624)	(12,667)
Total long-term debt, net of current portion	$321,639	$377,166

First and Second Lien Credit Loans

On February 18, 2005, the Company entered into a credit agreement (the “First Lien Credit Agreement”) pursuant to which the lenders named therein agreed to extend certain credit facilities to the Company in an aggregate principal amount of up to $170,000,000 comprising (i) first lien term loans of $155,000,000 (the “First Lien Term Loans”), the proceeds of which were used together with the proceeds of the Second Lien Term Loans (defined below) and the February 2005 Subordinated Notes to refinance all debt then outstanding, including the Tranche A1 Term Loan and the Subordinated Notes Payable (the

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“2005 Refinancing”), to pay a dividend to holders of Bare Escentuals common stock in the aggregate amount of $122,431,000 (the “February 2005 Dividend,” and together with the Refinancing, the “February 2005 Recapitalization”) and to pay transaction costs in connection with the February 2005 Recapitalization (the “February 2005 Recapitalization Financing Requirements”) and (ii) a revolving credit facility of up to $15,000,000, the proceeds of which are to be used to provide financing for working capital and other general corporate purposes of the Company and its subsidiaries.

On February 18, 2005, the Company also entered into a Term Loan Agreement (the “Second Lien Credit Agreement”) pursuant to which the lenders named therein agreed to extend second lien term loans to the Company in an aggregate principal amount of $54,500,000 (the “Second Lien Term Loans”), the proceeds of which were used together with the proceeds of the First Lien Term Loans and the February 2005 Subordinated Notes for the February 2005 Recapitalization Financing Requirements.

On October 7, 2005, the Company agreed with the lenders under the senior secured credit facilities to restructure the then-existing credit facilities to increase the Company’s borrowings by an additional aggregate principal amount of $187,500,000, comprised of additional First Lien Term Loans of $96,000,000 and additional Second Lien Term Loans of $91,500,000, the proceeds of which were used together to pay a dividend to holders of Bare Escentuals common stock in the aggregate amount of $183,473,000 (the “October 2005 Dividend,” and together with the add-on credit facilities, the “October 2005 Recapitalization”) and to pay transaction costs in connection with the October 2005 Recapitalization (the “October 2005 Recapitalization Financing Requirements”).

On June 7, 2006, the Company agreed with the lenders under the senior secured credit facilities to restructure the credit facilities to increase the Company’s borrowings by an additional aggregate principal amount of $331,583,000, comprised of additional First Lien Term Loans of $118,583,000 and additional Second Lien Term Loans of $88,000,000, the proceeds of which were used together with the June 2006 Subordinated Notes of $125,000,000, to pay a dividend to holders of the Company’s common stock in the aggregate amount of $340,427,000 (the “June 2006 Dividend,” and together with the additional credit facilities, the “June 2006 Recapitalization”) and to pay transaction costs in connection with the June 2006 Recapitalization (collectively, the “June 2006 Recapitalization Financing Requirements”). The maturity dates of the First Lien Term Loans and Second Lien Term Loans were not adjusted.

On October 4, 2006, the Company used a portion of the net proceeds received from its initial public offering to repay in full the Second Lien Term Loans and the June 2006 Subordinated Notes and to repay a portion of the First Lien Term Loans. In connection with these debt repayments, the Company wrote-off related unamortized debt issuance costs of $2,477,000, which includes $56,000 of fees paid directly to the lender.

The First Lien Term Loans have a term of seven years expiring on February 18, 2012. The First Lien Term Loans bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of December 31, 2006, the interest rates on the First Lien Term Loans were accruing at 7.85%.

On December 20, 2006, the Company amended its First Lien Credit Agreement to eliminate the requirement that the net proceeds from the issuance of equity securities of the Company or any of its subsidiaries be applied to prepay loans under the credit agreement. The amendment also reduced the interest rate margins if the Company achieves a specified consolidated leverage ratio and specified debt

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rating, and eliminated the minimum cash interest ratio financial convenant and amended some of the other financial covenants. The maturity date of the First Lien Term Loan was not adjusted.

The Company accounted for the modifications of its debt in connection with the February 2005, October 2005, and the June 2006 Recapitalizations as nontroubled debt transactions in accordance with EITF 96-19. Pursuant to EITF 96-19, the Company is required to account for these modifications as debt extinguishments if it is determined that the terms changed substantially. An indication of the existence of substantially different terms is whether the cash flows have changed by more than 10%. In calculating the present value of cash flows, the Company determined that the cash flows changed by more than 10%. Since the terms of the old and new notes were determined to be substantially different, the new debt instruments were recorded at fair value.

In February 2005, in connection with the Company’s refinancing of its Senior Term Loans and June 2004 Subordinated Notes, the Company paid a prepayment penalty of $2,700,000, wrote off the remaining unamortized discount and debt issuance costs of $5,463,000 relating to the early extinguishment of the Company’s previously outstanding debt, and expensed as debt extinguishment costs $2,395,000 of fees paid directly to the lender related to the new debt in accordance with the provisions of EITF 96-19, resulting in a charge of $10,558,000 in connection with this debt extinguishment. Additionally, the Company capitalized $3,135,000 of third-party costs related to the new credit agreements.

In October 2005, in connection with the Company’s amendment of its credit facilities, the Company wrote off the remaining unamortized debt issuance costs of $2,812,000 and expensed as debt extinguishment costs $3,165,000 of fees paid directly to the lender, as the amendment was determined to cause the credit facilities to be substantially different in accordance with the provisions of EITF 96-19. Additionally, the Company capitalized $937,000 of third-party costs related to the new credit agreements, including $314,000, which was capitalized in fiscal 2006 upon finalization of cost estimates.

In June 2006, in connection with the Company’s amendment of its credit facilities, the Company wrote off the remaining unamortized debt issuance costs of $867,000 and expensed as debt extinguishment costs $2,524,000 of fees paid directly to the existing lenders, as the amendment was determined to cause the credit facilities to be substantially different in accordance with the provisions of EITF 96-19. Additionally, the Company capitalized $2,411,000 of third-party costs related to the new credit agreements and capitalized $1,315,000 of costs related to new lenders as a debt discount.

Borrowings under the Revolver (Note 9) and the First Lien Term Loans are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007, and limiting capital expenditures. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates. The Company has not entered into any hedging activities as of December 31, 2006 and January 1, 2006.

Subordinated Notes Payable

On June 7, 2006, in connection with the June 2006 Recapitalization, the Company entered into a Note Purchase Agreement pursuant to which the lenders named therein agreed to purchase $125,000,000 of

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.0% Senior Subordinated Notes due June 7, 2014 (the “June 2006 Subordinated Notes”). The June 2006 Subordinated Notes are unsecured and subordinated in priority of payment to the Company’s obligations under the First and Second Lien Credit Agreements. On October 4, 2006, the Company used a portion of the net proceeds received from its initial public offering to repay in full the June 2006 Subordinated Notes.

Scheduled Maturities of Long-Term Debt

At December 31, 2006, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
December 30, 2007	$17,624
December 28, 2008	17,624
January 3, 2010	17,624
January 2, 2011	17,624
January 1, 2012	202,676
December 30, 2012 and thereafter	66,091
$339,263

11.          Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, a warehouse, its corporate offices, and certain equipment under noncancelable operating leases with various expiration dates through January 2018. Additionally, in connection with the Company’s restructuring (Note 19), the Company sublet part of the facilities it exited. The future minimum annual payments and anticipated sublease income under such leases in effect at December 31, 2006, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
December 30, 2007	$4,241	$36	$4,205
December 28, 2008	5,481	—	5,481
January 3, 2010	5,448	—	5,448
January 2, 2011	5,199	—	5,199
January 1, 2012	5,056	—	5,056
Thereafter	19,802	—	19,802
	$45,227	$36	$45,191

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $8,245,000, $5,449,000 and $3,705,000 for the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively, which included $1,585,000, $990,000 and $444,000 of contingent rentals, respectively. Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 1, 2006, under the terms of its corporate office lease, the Company issued an irrevocable standby letter of credit of $275,000 to the lessor for the term of the lease. In May 2006, the Company increased its irrevocable standby letter of credit to $387,000.

Royalty Agreements

The Company is a party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments from the Company. The minimum royalty amount was $500,000 for 2005; the minimum increased to $600,000 for 2006 and remains at $600,000 for 2007 and thereafter. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the years ended December 31, 2006, January 1, 2006, and January 2, 2005, was $600,000, $501,000 and $401,000, respectively.

The Company has obtained a worldwide exclusive right to license, develop, commercialize, and distribute certain licensed ingredients to be used in products to be sold by the Company. This agreement requires the Company to make payments upon achievement of certain product milestones. In addition, this agreement requires the Company to pay a royalty of 3.5% of the net sales upon successful launch of the first product, subject to certain minimum annual royalty amounts. The Company launched commercial sales of the products containing the licensed ingredients during the year ended December 31, 2006. The minimum royalty amount was $300,000 for 2006; the minimum will increase to $400,000 for 2007 and $500,000 for 2008 at which time the Company may renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the commercial launch. The Company’s expense under this agreement was $644,000 and $1,750,000 for the years ended December 31, 2006 and January 1, 2006, respectively.

Contingencies

The Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company’s financial position or results of operation.

12.          Related-Party Transactions

On June 10, 2004, the Company entered into a Management Agreement (“Berkshire Agreement”) with Berkshire. Under the Berkshire Agreement, the Company engaged Berkshire to provide management advisory services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the agreement. The Berkshire Agreement was to expire on June 10, 2009. However, upon completion of the Company’s initial public offering on October 4, 2006, the Company paid $900,000 as consideration for the early termination of the Berkshire Agreement. Total management fees plus expenses recognized under the Berkshire Agreement were $1,234,000, $427,000 and $167,000 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

On June 10, 2004, the Company also entered into a Management Agreement (“JHP Agreement”) with JHP. Under the JHP Agreement, the Company engaged JHP to provide management advisory

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the JHP Agreement. The JHP Agreement was to expire on June 10, 2009. However, upon completion of the Company’s initial public offering on October 4, 2006, the Company paid $900,000 as consideration for the early termination of the JHP Agreement. Total management fees plus expenses recognized under this Agreement were $1,238,000, $362,000 and $150,000 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the June 2004 Recapitalization, the Company paid to Berkshire and JHP approximately $2,191,000 and $2,360,000, respectively, relating to transactional fees and expenses.

In connection with the February 2005 Recapitalization, the Company paid to Berkshire and JHP approximately $2,395,000 in total relating to transactional fees and expenses.

In connection with the October 2005 Recapitalization, the Company issued 54,732 shares of common stock to each of Berkshire and JHP relating to transactional fees and expenses. The Company valued the common stock at $6.48 per share, representing the estimated fair value of the shares of the Company’s common stock based on a contemporaneous valuation obtained from a third-party valuation firm. This amount was capitalized as debt issuance costs.

In connection with the June 2006 Recapitalization, the Company issued 102,022 shares of common stock to each of Berkshire and JHP relating to transactional fees and expenses. The Company valued the common stock at $10.43 per share, representing the estimated fair value of the shares of the Company’s common stock based on a contemporaneous valuation obtained from a third-party valuation firm. This amount was capitalized as debt issuance costs.

The holders of the Senior Term Loans and the Subordinated Notes Payable issued in connection with the June 2004 Recapitalization are also stockholders of the Company. Fees paid to these lenders in connection with the June 2004 Recapitalization totaled $3,240,000 and were reflected as a discount of the related debt. In connection with the February 2005 Recapitalization, the Company paid a prepayment penalty of $2,700,000 that was reflected as debt extinguishment costs in the year ended January 1, 2006.

The holders of the Senior Term Loans issued in connection with the February 2005 and October 2005 Recapitalizations are also stockholders of the Company. Fees paid to these lenders in connection with the February 2005 and October 2005 Recapitalizations totaled $2,395,000 and $3,165,000, respectively, and were reflected as debt extinguishment costs in the year ended January 1, 2006.

The holders of the Senior Term Loans issued in connection with June 2006 Recapitalization are also stockholders of the Company. Fees paid to these lenders in connection with the June 2006 Recapitalization totaled $2,524,000 and were reflected as debt extinguishment costs in the year ended December 31, 2006.

FH Capital Partners LLC is 50%-owned by an affiliate of the Company’s former chairman, a major stockholder. In December 2001 and May 2002, the Company entered into agreements with FH Capital Partners LLC to rent certain computer hardware, software, and licenses under operating lease agreements. Rental expense of $27,500, $33,000 and $243,000 was recognized relating to these arrangements during the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, and has been recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FH Capital Partners LLC also loaned funds to the Company to purchase Cellabrasion equipment that was rented to customers under month-to-month arrangements. Outstanding borrowings on this loan were repaid in full in May 2004. Interest expense relating to this loan was $5,000 for the year ended January 2, 2005.

13.          Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
Current:
Federal	$30,212	$16,950	$6,286
State	7,358	3,473	989
	37,570	20,423	7,275
Deferred:
Federal	(2,313)	(3,975)	(162)
State	(550)	(815)	(25)
	(2,863)	(4,790)	(187)
Provision for income taxes	$34,707	$15,633	$7,088

A tax benefit of $6,973,000 and $1,027,000 related to the exercise of nonqualified stock options was credited to additional paid-in capital and decreased the amount of taxes payable during the years ended December 31, 2006 and January 1, 2006, respectively.

The difference between the Company’s effective income tax rate and the United States federal income tax rate is summarized as follows:

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.2	4.4	7.7
Meals and entertainment	0.1	0.2	0.3
Nondeductible interest in connection with the June 2006 Subordinated Notes	0.6	—	—
Nondeductible fees and expenses in connection with the June 2004 Recapitalization	—	—	20.9
Effective tax rate	40.9%	39.6%	63.9%

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 31, 2006	January 1, 2006
Inventory	$4,164	$2,969
Basis difference in fixed assets	—	75
Accruals and allowances	2,295	1,694
Deferred rent	641	450
Loan costs and intangible assets	44	1,250
Stock-based compensation	1,325	283
Capitalized loan costs	1,253	—
Other	469	193
Total deferred tax assets	10,191	6,914
Trademarks and other intangible assets	(1,384)	(1,262)
Deferred income	(858)	(658)
Basis difference in fixed assets	(268)	—
Prepaid expenses	(763)	(939)
Total deferred tax liabilities	(3,273)	(2,859)
Net deferred tax assets	$6,918	$4,055

The deferred tax assets and liabilities presented above are classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 31, 2006	January 1, 2006
Net current deferred tax assets	$5,826	$3,050
Net noncurrent deferred tax assets	1,092	1,005
Net deferred tax assets	$6,918	$4,055

14.          Stockholders’ Equity

Series A Convertible Preferred Stock

All MD Beauty Series A convertible preferred stock (“Series A”) outstanding immediately prior to the June 2004 Recapitalization (Note 3), except with respect to those shares retained indirectly by the Rollover Stockholders through their contribution of shares to JHP in exchange for limited partnership interests, were repurchased by the Company in the June 2004 Recapitalization and have been canceled.

Preferred Stock

In October 2006, upon completion of the Company’s initial public offering, the Company adopted an amended and restated Certificate of Incorporation providing for the authorization of 10,000,000 shares of undesignated preferred stock. The board of directors has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

At December 31, 2006, there were no shares of preferred stock issued or outstanding.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock

At December 31, 2006, the Company had authorized and outstanding 200,000,000 and 89,315,593 shares of common stock, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the preferential rights of any preferred stock outstanding. At December 31, 2006, no shares of common stock were subject to repurchase by the Company pursuant to the Company’s Stockholders Agreement dated June 10, 2004, as amended to date. Prior to the Company’s initial public offering, holders of the Company’s common stock and options to purchase shares of common stock were parties to the Stockholders Agreement. The Stockholders Agreement addressed various corporate governance matters, including composition of the board of directors and required before the Company may take certain enumerated actions.

Pursuant to the June 2004 Recapitalization, effective June 10, 2004, the Company issued 48,791,362 shares of newly authorized common stock for cash consideration of $87,506,000 or $1.7935 per share. In addition, the Company issued 12,588,376 shares of common stock to JHP in exchange for each rollover share of MD Beauty contributed to it by the Rollover Stockholders. All MD Beauty common stock outstanding immediately prior to the June 2004 Recapitalization, except with respect to those shares retained indirectly by the Rollover Stockholders through their contribution of shares to JHP in exchange for limited partnership interests, was repurchased by the Company in the June 2004 Recapitalization and has been canceled.

In September 2006, the Company’s Board of Directors and stockholders approved a 1.5-for-one split of its common stock and a change in the par value of its common stock from $0.01 to $0.001, which were effected on September 12, 2006. All common stock, common stock equivalents, options and warrants to purchase common stock, and per share amounts in the consolidated financial statements have been adjusted retroactively to reflect the stock split and change in par value.

In October 2006, the Company completed an initial public offering of 18.4 million shares of its common stock at a price of $22.00 per share. The Company received approximately $373.8 million in net proceeds from the offering, of which $372.5 million was used to repay all outstanding principal and interest owed on the June 2006 Subordinated Notes and the Second Lien Term Loan and a portion of the outstanding principal on the First Lien Term Loan.

Prior to the initial public offering, the Stockholders Agreement provided for a board of up to nine members, two of whom were to be nominated by stockholders affiliated with Berkshire, two of whom were to be nominated by stockholders affiliated with JHP, one of whom was nominated by the management stockholders, and the balance of whom were outside directors nominated by the other five directors. The Stockholders Agreement obligated the Company’s stockholders to vote their shares in favor of the nominees selected in this manner. The supermajority vote requirements in the Stockholders Agreement specified that the Company could not amend or repeal its certificate of incorporation or bylaws, amend or modify the Stockholders Agreement, increase the number of members of the board, enter into or materially modify any transaction or arrangement with any affiliate of JHP or Berkshire or give effect to any other matter required to be submitted to the stockholders of the Company for approval without the approval of a majority of the JHP stockholders and a majority of the Berkshire stockholders. The provisions of the Stockholders Agreement relating to the nomination and election of directors and supermajority vote requirements terminated upon completion of the Company’s initial public offering on October 4, 2006.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, two of the Company’s directors purchased a total of 334,548 fully vested shares of common stock at $1.79, representing a discount to the deemed fair value of $2.49 of the Company’s common stock at that date based on a valuation obtained in February 2005 from a third-party valuation firm. In connection with these share purchases, the Company recorded stock-based compensation expense of $232,000, representing the difference between the purchase price and the estimated fair value of the Company’s common stock at the time of purchase.

In connection with the October 2005 Recapitalization, the Company issued 54,732 shares of common stock to each of Berkshire and JHP relating to transactional fees and expenses. The Company valued the common stock at $6.48 per share, representing the estimated fair value of the shares of the Company’s common stock based on a contemporaneous valuation obtained from a third-party valuation firm. This amount was capitalized as debt issuance costs.

On June 6, 2006, one of the Company’s directors purchased 35,601 fully vested shares of common stock at $8.43, representing a discount to the deemed fair value of $13.43 of the Company’s common stock at that date based on a contemporaneous valuation obtained from a third-party valuation firm. In connection with this share purchase, the Company recorded stock-based compensation expense of $178,000 during the year ended December 31, 2006.

In connection with the June 2006 Recapitalization, the Company issued 102,022 shares of common stock to each of Berkshire and JHP relating to transactional fees and expenses. The Company valued the common stock at $10.43 per share, representing the estimated fair value of the shares of the Company’s common stock on June 30, 2006, based on a contemporaneous valuation obtained from a third-party valuation firm. This amount was capitalized as debt issuance costs.

Common Stock Reserved for Future Issuance

The Company has reserved the shares of common stock for issuance in connection with the following:

	December 31, 2006	January 1, 2006
Stock options outstanding	6,375,543	6,441,440
Stock options available for grant	4,441,947	4,393,983
	10,817,490	10,835,423

Warrants

At December 31, 2006 and January 1, 2006, there were no outstanding warrants to purchase shares of the Company’s stock.

On April 23, 2003, the Company extended the expiration term of certain previously issued fully vested warrants for the purchase of 1,837,500 shares of Series A at $0.09 per share and 1,837,500 shares of Series A at $0.11 per share. The life of each warrant was extended by five years. The warrants were held by an affiliate of a significant stockholder and the Company’s former Chairman. This modification resulted in a new measurement date, and as such, the Company recorded a noncash charge for the estimated fair value of the warrants of $610,000, included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003. The warrants were exercised by the holder in June 2004, as provided within the terms of the warrant agreement in connection with the June 2004 Recapitalization.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2001, the Company issued warrants to purchase 7,575,000 shares of common stock to certain stockholders in connection with a subordinated loan agreement. The warrants had exercise prices of $0.01 per share, were exercisable immediately, and expired on November 28, 2008. The fair value of the warrants of $238,000 was recorded as a discount to the debt and was amortized to interest expense over the term of the loan. The subordinated loan was repaid in full during the year ended January 2, 2005, and the remaining unamortized discount of $151,000 was recognized as a debt extinguishment charge in the year ended January 2, 2005. The warrants were exercised by the holders in June 2004, as provided within the terms of the warrant agreement in connection with the June 2004 Recapitalization.

In 2001, the Company issued warrants to purchase 3,012,097 shares of Series A in association with a round of equity financing. The warrants had an exercise price of $0.21 per share, were exercisable immediately, and had an expiration date of October 30, 2006. The fair value of the warrants at the grant date was estimated at $294,000. The warrants were exercised in June 2004, as provided within the terms of the warrant agreement in connection with the June 2004 Recapitalization.

In 2000, the Company issued a warrant to purchase 1,657,716 shares of common stock to a stockholder as part of a subordinated debt agreement. The warrants were exercisable at $0.19 per share and expired May 10, 2005. The fair value of the warrants at the grant date was estimated at $1,000. The warrant was exercised by the holder in June 2004, as provided within the terms of the warrant agreement in connection with the June 2004 Recapitalization.

In 1999, the Company issued to a customer a warrant to purchase up to 3,675,000 shares of Series A at $0.13 per share in connection with entering into a consignment sales agreement (“Consignment Sales Agreement”). The warrant was exercised by the holder in December 2003, as provided within the terms of the warrant agreement. Upon a net exercise in 2003, the warrant holder received 2,583,984 shares of Series A. In May 2004, upon resolution of the estimated fair value of shares of Series A with this customer, the Company issued the customer an additional 832,405 shares of Series A in full satisfaction of this warrant agreement. Under the terms of the Consignment Sales Agreement, the Company was required to issue additional warrants based on achievement of certain annual sales targets. Upon the attainment of the sales targets, during the years ended December 31, 2000 and December 31, 2001, the Company issued warrants to purchase an aggregate of 3,622,500 shares of Series A at $0.33 per share, with an estimated fair value of $67,000 at the date of issuance. The warrants expired at various dates from May 31, 2005 though November 30, 2006, or until certain equity events, including an initial public offering, more than 50% ownership change, or dissolution of the Company, occurred. In June 2004, the Company modified the terms of these warrants by reducing the exercise price from $0.33 per share to $0.25 per share, for no additional consideration. As a result of this modification, the Company recorded a charge of $5,560,000, representing the difference between the estimated fair value of the warrants at the date of modification and the fair value of the warrants at the original measurement dates. The charge has been reflected as a reduction in net sales in the accompanying consolidated statement of operations. The fair value of the warrants at the June 2004 modification date was estimated at $5,627,000, calculated using the Black-Scholes option pricing model, an estimated Series A fair value of $1.79, a discount rate of 3.50%, a 0% dividend rate, a 58% volatility rate, and the remaining contractual term of the modified warrants. The warrants were exercised by the holder in June 2004, as provided within the terms of the warrant agreement in connection with the June 2004 Recapitalization.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          Stock-Based Employee Compensation Plans

2001 Stock Option Plan

Under the Company’s 2001 Stock Option Plan (the “2001 Plan”), the Company was able to grant options to purchase shares of common stock to consultants, employees, directors, and other associates at prices not less than 85% of the fair market value at date of grant. The 2001 Plan provided for grants of both incentive stock options and non-qualified stock options. These options generally expire 10 years from the date of grant and generally vest one-third on the first anniversary of the grant and ratably over 24 months after that, based on the term of the option grant. Additionally, the 2001 Plan provided for acceleration of vesting of all options immediately prior to a change in control of the Company, as defined. In conjunction with the June 2004 Recapitalization, as of June 10, 2004, all options outstanding under the 2001 Plan became immediately vested and no additional options were permitted to be granted under the 2001 Plan.

A summary of activity under the 2001 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	1,014,000	14,274,225	0.03
Granted	—	—	—
Exercised	—	(8,015,745)	0.03
Canceled	7,500	(7,500)	0.01
Cancellation of remaining options available for grant	(1,021,500)	—	—
Balance at January 2, 2005	—	6,250,980	0.04
Exercised	—	(6,250,980)	0.04
Balance at January 1, 2006	—	—	$—

2004 Equity Incentive Plan

On June 10, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The Company reserved a total of 11,564,718 shares for new grants under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified stock options for common stock to employees, directors, consultants, and other associates. The 2004 Plan was intended to replace and supersede the Company’s 2001 Plan in conjunction with the June 2004 Recapitalization. The options generally vest at a rate of 20% per year from the date of grant and have a maximum term of ten years. To date, the Company has granted both traditional time-vesting stock options and performance vesting stock options. The estimated per share fair value of the Company’s common stock at the date of grant was determined by the Board of Directors based on contemporaneous valuations from a third-party valuation firm obtained in February 2005, October 2005, January 2006, April 2006 and June 2006.

In conjunction with the adoption of the 2006 Equity Incentive Plan in September 2006, no additional options were permitted to be granted under the 2004 Plan. In addition, any outstanding options cancelled under the 2004 Plan subsequent to the effectiveness of the 2006 Equity Incentive Plan on September 28, 2006, will become available to grant under the 2006 Equity Incentive Plan.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity under the 2004 Plan is set forth below. All exercise prices have been adjusted to reflect the impact of the exercise price modifications in connection with the February 2005, October 2005 and June 2006 Recapitalizations, described below.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at June 10, 2004 (inception)	11,564,718	—	$—
Granted	(6,847,402)	6,847,402	0.67
Balance at January 2, 2005	4,717,316	6,847,402	0.67
Granted	(1,856,063)	1,856,063	2.30
Exercised	—	(729,295)	1.02
Canceled	1,532,730	(1,532,730)	1.63
Balance at January 1, 2006	4,393,983	6,441,440	0.87
Granted	(2,089,386)	2,089,386	6.70
Exercised	—	(1,679,704)	0.78
Canceled	639,829	(639,829)	2.58
Rolled over to 2006 Plan	(106,197)	—	—
Cancellation of remaining options available for grant	(2,838,229)	—	—
Balance at December 31, 2006	—	6,211,293	$2.68

At December 31, 2006 and January 1, 2006, total outstanding options vested under the 2004 Plan were 267,141 and 301,875, at a weighted-average exercise price of $1.11 and $0.74, respectively.

On February 17, 2005, all outstanding Rollover Options were exercised, resulting in the issuance of 6,250,980 shares of common stock. The Company’s Board of Directors declared a cash dividend of $1.79 per common share on February 17, 2005 and paid it to stockholders of record on February 18, 2005. In addition, the Company’s Board of Directors approved the modification of the exercise price of all options outstanding at the date of the February 2005 Recapitalization. The Company engaged a third-party valuation firm to perform a contemporaneous valuation of the Company’s common stock immediately before and after the February 2005 Recapitalization, which resulted in decreasing the fair value of the Company’s common stock from $2.45 to $1.37 per share. All option exercise prices were adjusted by the same percentage decrease as the decrease in the fair value per common share. At the modification date, the Company completed a comparison of the fair value of the modified award with the fair value of the original award immediately before the modification in accordance with the provision of Statement 123(R). The modification resulted in an increase in the fair value of the outstanding options by $1,304,000, which is being recognized as incremental stock compensation expense over the remaining vesting period of the awards.

On October 7, 2005, all exercisable options were exercised, resulting in the issuance of 704,727 shares of common stock. The Company’s Board of Directors declared a cash dividend of $2.66 per common share on October 5, 2005 and paid it to stockholders of record on October 7, 2005. In addition, the Company’s Board of Directors approved the modification of the exercise price of all options outstanding at the date of the October 2005 Recapitalization. The Company engaged a third-party valuation firm to perform a contemporaneous valuation of the Company immediately before and after the October 2005

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recapitalization, which resulted in decreasing the fair value of the Company’s common stock from $5.23 to $3.61 per share. All option exercise prices were adjusted by the same percentage decrease as the decrease in the fair value per common share. At the modification date, the Company completed a comparison of the fair value of the modified award with the fair value of the original award immediately before the modification in accordance with the provision of Statement 123(R). The modification resulted in an increase in the fair value of the outstanding options by $1,450,000, which is being recognized as incremental stock compensation expense over the remaining vesting period of the awards.

On June 7, 2006, all exercisable options were exercised, resulting in the issuance of 191,381 shares of common stock. On May 30, 2006, Company’s Board of Directors declared a cash dividend of $4.81 per common share to stockholders of record on June 7, 2006, payable on June 7, 2006. In addition, the Company’s Board of Directors approved the modification of the exercise price of all options outstanding at the date of the June 2006 Recapitalization. The Company engaged a third-party valuation firm to perform a contemporaneous valuation of the Company immediately before and after the June 2006 Recapitalization, which resulted in decreasing the fair value of the Company’s common stock from $13.43 to $8.87 per share. All option exercise prices were adjusted by the same percentage decrease as the decrease in the fair value per common share. At the modification date, the Company completed a comparison of the fair value of the modified award with the fair value of the original award immediately before the modification in accordance with the provision of Statement 123(R). The modification resulted in an increase in the fair value of the outstanding options by $2,224,000, which is being recognized as incremental stock compensation expense over the remaining vesting period of the awards.

Under the 2004 Plan, the Company granted traditional time-vesting options as well as performance vesting stock options. The traditional time-vesting stock options represent option grants that are earned at the time of grant but only become exercisable with the passage of time and as long as the employee remains with the Company. The performance vesting stock options represent option grants that are earned only upon attainment of certain pre-established annual operating performance measures and the employee’s remaining with the Company for a specified period of time. On May 31, 2006, the Company’s Board of Directors approved the elimination of the performance components of the vesting terms of the performance-vesting options such that the options would effectively become time-vesting options. Because vesting of the performance awards was considered probable before and after the modification, no additional compensation expense resulted from the modification.

In connection with options granted in 2004, the Company recorded deferred stock-based compensation of $1,112,000, representing the difference between the exercise price and the deemed fair value of the Company’s common stock at the date of grant based on a valuation obtained in February 2005 from a third-party valuation firm. Amortization of deferred stock-based compensation was $30,000 during the year ended January 2, 2005. The Company ceased amortization of this deferred stock-based compensation on January 3, 2005, upon adoption of Statement 123(R).

In September 2004, the Company granted a consultant options to purchase 90,000 shares of common stock at $1.79 per share. The fair value of the award of $1.52 per share or $136,000, calculated using the Black-Scholes option valuation model using an estimated fair value per share of common stock of $2.05, a discount rate of 4.53%, a 0% dividend rate, a 58% volatility rate, and the 10-year contractual option term, was recognized as selling, general and administrative expense over the consultant’s service period of five months. The Company recorded deferred stock-based compensation related to this grant of $136,000, based on the fair value of the Company’s option at the date of grant. Amortization of deferred stock-based

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation related to this grant was $27,000 and $109,000 during the years ended January 1, 2006 and January 2, 2005, respectively.

In the year ended January 2, 2005, the Company agreed to repurchase certain outstanding options and shares held by former employees which resulted in a stock-based compensation charge of $448,000.

2006 Equity Incentive Plan

On September 12, 2006, the stockholders of the Company approved the 2006 Equity Incentive Award Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. The 2006 Plan became effective on September 28, 2006. A total of 4,500,000 shares of the Company’s common stock were initially reserved for issuance under the 2006 Plan. To the extent outstanding awards under the 2004 Plan expire or are canceled without having been exercised in full or are repurchased or forfeited following the effective date of the 2006 Plan, the shares of common stock subject to such awards will be available for future issuance under the 2006 Plan. Awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Those awards generally vest over a period of five years from the date of grant and have a maximum term of ten years.

A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at September 28, 2006 (inception)	4,500,000	—	$—
Rolled over from 2004 Plan	106,197	—	—
Granted	(164,250)	164,250	30.95
Balance at December 31, 2006	4,441,947	164,250	$30.95

At December 31, 2006, there were no outstanding options vested under the 2006 Plan.

Additional information under the 2004 Plan and the 2006 Plan regarding options outstanding as of December 31, 2006 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.46	3,305,938	7.65	$0.46		177,000	$0.46	7.98
$0.64-5.56	1,999,677	9.02	3.55		90,141	2.39	8.95
$8.87-22.00	959,928	9.52	9.61		—	—	—
$35.36	110,000	9.95	35.36		—	—	—
	6,375,543		$3.41	$176,804,000	267,141	$1.11		$8,003,000

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s outstanding nonvested options under the 2004 Plan and the 2006 Plan are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	6,139,565	1.88
Modification of the exercise price of 5,420,578 options in connection with the June 2006 Recapitalization	—	0.41
Granted	2,253,636	8.33
Vested	(1,644,970)	1.78
Forfeited	(639,829)	2.97
Nonvested at December 31, 2006	6,108,402	$4.54

As of December 31, 2006, pursuant to Statement 123(R), there was $22,808,000 of total unrecognized compensation cost related to nonvested awards. As of December 31, 2006, this cost is expected to be recognized over a weighted-average period of 3.38 years. The total fair value of options vested during the year ended December 31, 2006 was $2,931,000.

The total cash received from employees as a result of employee stock option exercises under all plans for the year ended December 31, 2006 was $1,309,000. In connection with these exercises, the tax benefits realized by the Company for the year ended December 31, 2006 were $6,973,000. The total intrinsic value of options exercised was $19,333,000.

16.          Long-Term Employee Related Benefits

In the year ended January 1, 2006, the Company adopted a non-qualified deferred compensation plan for certain executives. As of December 31, 2006 and January 1, 2006, plan liabilities totaled $645,000 and $148,000, respectively, which is associated with funds held in an irrevocable grantor’s trust (“Rabbi Trust”). The deferred compensation plan obligations are payable in cash upon retirement, termination of employment, and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan.

The obligations of the Company under the Rabbi Trust consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Rabbi Trust, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Rabbi Trust, and (iii) notional earnings on the foregoing amounts. The Rabbi Trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. The assets of the Rabbi Trust and the Company’s liability to the Plan participants are reflected in “Other assets” and “Long-term employee benefits,” respectively, on the Company’s consolidated balance sheet. The securities that comprise the assets of the Rabbi Trust are designated as trading securities under Statement 115, Accounting for Certain Investments in Debt and Equity Securities. Changes in the fair value of the securities have initially been recorded in “Other Income.” Expenses accrued under the plan are included in selling, general and administrative expenses.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.          Defined Contribution Plan

On January 1, 2006, the Company adopted a defined contribution plan (the “Plan”) in the United States pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). All eligible full- and part-time employees of the Company who meet certain age and service requirements may participate in the Plan. Participants may contribute up to the maximum allowable under the Code. The Plan also allows for discretionary contributions by the Company. In the years ended December 31, 2006 and January 1, 2006, the Company made matching contributions to the 401(k) plan equal to 50% of each participating employee’s contribution, up to 6% of the employee’s salary. Such discretionary contributions vest ratably over five years, as long at the participant remains employed with the Company. Matching contributions aggregated $168,000 and $4,000 for the years ended December 31, 2006 and January 1, 2006, respectively, recorded as selling, general and administrative expenses in the accompanying statements of operations.

18.          Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities about where separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s Chief Executive Officer has been identified as the CODM as defined by Statement 131, Disclosures about Segments of an Enterprise and Related Information.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Retail	Wholesale	Corporate	Total
Year ended December 31, 2006
Sales, net	$185,057	$209,468	$—	$394,525
Cost of goods sold	37,395	75,044	—	112,439
Gross profit	147,662	134,424	—	282,086
Operating expenses:
Selling, general and administrative	80,691	8,861	45,949	135,501
Depreciation and amortization	832	4	1,491	2,327
Stock-based compensation	—	—	5,347	5,347
Restructuring charges	—	—	114	114
Total expenses	81,523	8,865	52,901	143,289
Operating income (loss)	66,139	125,559	(52,901)	138,797
Interest expense				(49,246)
Debt extinguishment costs				(5,868)
Interest income				1,222
Income before provision for income taxes				84,905
Provision for income taxes				34,707
Net income				$50,198

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Retail	Wholesale	Corporate	Total
Year ended January 1, 2006
Sales, net	$132,496	$126,799	$—	$259,295
Cost of goods sold	30,018	44,493	—	74,511
Gross profit	102,478	82,306	—	184,784
Operating expenses:
Selling, general and administrative	60,566	9,452	33,252	103,270
Depreciation and amortization	450	—	656	1,106
Stock-based compensation	—	—	1,370	1,370
Restructuring charges	—	—	643	643
Asset impairment charge	—	—	1,055	1,055
Total expenses	61,016	9,452	36,976	107,444
Operating income (loss)	41,462	72,854	(36,976)	77,340
Interest expense				(21,503)
Debt extinguishment costs				(16,535)
Interest income				221
Income before provision for income taxes				39,523
Provision for income taxes				15,633
Net income				$23,890

	Retail	Wholesale	Corporate	Total
Year ended January 2, 2005
Sales, net	$78,261	$69,100	$(5,560)	$141,801
Cost of goods sold	15,934	23,687	—	39,621
Gross profit	62,327	45,413	(5,560)	102,180
Operating expenses:
Selling, general and administrative	42,007	8,835	10,314	61,156
Depreciation and amortization	352	—	449	801
Stock-based compensation	—	—	819	819
Recapitalization fees and expenses	—	—	21,430	21,430
Total expenses	42,359	8,835	33,012	84,206
Operating income (loss)	19,968	36,578	(38,572)	17,974
Interest expense				(6,348)
Debt extinguishment costs				(540)
Interest income				4
Income before provision for income taxes				11,090
Provision for income taxes				7,088
Net income				$4,002

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	December 31, 2006	January 1, 2006
Retail	$8,398	$3,566
Wholesale	138	—
Corporate	12,715	6,395
	$21,251	$9,961

Long-lived assets allocated to the retail segment consist of fixed assets and deposits for retail stores. Long-lived assets allocated to the wholesale segment consist of fixed assets located at our wholesale customer. Long-lived assets in the corporate segment consist of fixed assets and deposits related to the Company’s corporate offices and distribution center.  All of the Company’s long-lived assets are located in the United States.

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands):

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
United States	$377,964	$244,372	$133,076
International	16,561	14,923	8,725
Sales, net	$394,525	$259,295	$141,801

19.          Restructuring Costs

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

Costs primarily represent closure and relocation costs of the Company’s corporate headquarters and distribution center. Closure costs include payments required under lease contracts after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the closure costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). During the year ended December 31, 2006, the Company discontinued the use of one of its office floors located at its former corporate facility and recorded additional restructuring costs of $114,000. As of December 31, 2006 and January 1, 2006, the remaining $172,000 and $424,000 accrual, respectively, of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through June 2007.

BARE ESCENTUALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the exit activities through December 31, 2006 (in thousands):

Accrual balance at January 2, 2005	$—
Cost incurred and charged to expense	643
Non-cash charges	(98)
Cash paid	(121)
Accrual balance at January 1, 2006	$424
Cost incurred and charged to expense	114
Non-cash charges	—
Cash paid	(366)
Accrual balance at December 31, 2006	$172

20.          Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged against sales	Charged against expenses	Deductions		Balance at end of period
Year ended December 31, 2006:
Allowance for doubtful accounts and returns recorded in accounts receivable	$2,225	$8,388	$57	$7,243	(1)	$3,427
Allowance for returns recorded in accrued liabilities	1,557	11,921	—	12,098	(2)	1,380
Year ended January 1, 2006:
Allowance for doubtful accounts and returns recorded in accounts receivable	$650	$7,962	$126	$6,513	(1)	$2,225
Allowance for returns recorded in accrued liabilities	354	11,913	—	10,710	(2)	1,557
Year ended January 2, 2005:
Allowance for doubtful accounts and returns recorded in accounts receivable	$423	$2,950	$123	$2,846	(1)	$650
Allowance for returns recorded in accrued liabilities	69	5,303	—	5,018	(2)	354

(1)          Represents write off of uncollectible accounts and actual returns taken.

(2)          Represents actual returns taken.

21.          Subsequent Events

On March 19, 2007, the Company completed a follow-on underwritten public offering pursuant to which the Company sold 575,000 shares at $34.50 per share and received net proceeds of approximately $18.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Additionally, selling stockholders sold an additional 13,225,000,000 shares, which includes 1,800,000 shares sold pursuant to the exercise of their underwriters’ over-allotment option. The Company will not receive any of the proceeds from the sale of the shares sold by the selling stockholders.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.        CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level.

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.       OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 4, 2007 (2007 Proxy Statement), which will be filed within 120 days of the end of our fiscal year ended December 31, 2006 and is incorporated herein by reference.

Certain documents relating to the registrant’s corporate governance, including the Code of Business and Ethics, which is applicable to the registrant’s directors, officers and employees and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the registrant’s Board of Directors, are available on the registrant’s website at http://www.bareescentuals.com.

ITEM 11.         EXECUTIVE COMPENSATION

Information relating to the registrant’s executive officer and director compensation will be in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLD MATTERS

Information relating to security ownership of certain beneficial owners of the registrant’s common stock and information relating to the security ownership of the registrant’s management will be in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as part of this Annual Report on Form 10-K:

1.                Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed in Item 8 hereof. Schedules not set forth in Item 8 have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

2.                Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number		Exhibit Title
3.2	(1)	Amended and Restated Certificate of Incorporation.
3.4	(1)	Amended and Restated Bylaws.
4.1	(2)	Form of Common Stock Certificate.
4.2	(3)	Stockholders Agreement among the Registrant and certain investors set forth therein, dated June 10, 2004.
4.3	(3)	First Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated December 21, 2004.
4.4	(3)	Second Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated June 28, 2006.
10.1	#(4)	2004 Equity Incentive Plan.
10.2	#(3)	First Amendment to 2004 Equity Incentive Plan.
10.3	#(3)	Second Amendment to 2004 Equity Incentive Plan.
10.4	#(3)	2004 Equity Incentive Plan Form of Time Stock Option Certificate.
10.5	#(3)	2004 Equity Incentive Plan Form of Performance Stock Option Certificate.
10.6	#(4)	2006 Equity Incentive Award Plan.
10.7	#(3)	Deferred Compensation Plan.
10.8	#(3)	Employment Agreement with Leslie A. Blodgett, dated May 3, 2004.
10.9	#(3)	First Amendment to Employment Agreement with Leslie A. Blodgett, dated August 2, 2005.
10.10	#(3)	Second Amendment to Employment Agreement with Leslie A. Blodgett effective as of May 31, 2006.
10.11	#(3)	Employment Offer Letter to Diane M. Miles, dated April 3, 2006.
10.12	#(3)	Employment Offer Letter to Myles B. McCormick, dated December 8, 2004.
10.13	†(3)	Amended and Restated Agreement between Dolphin Acquisition Corp. and QVC, Inc. dated December 31, 1998.

10.14	(3)	First Amendment to Amended and Restated Agreement between Dolphin Acquisition Corp., d/b/a Bare Escentuals, and QVC, Inc. dated January 29, 1999.
10.15	(3)	Second Amendment to Amended and Restated Agreement between Dolphin Acquisition Corp., d/b/a Bare Escentuals, and QVC, Inc. dated February 9, 1999.
10.16	†(3)	License and Supply Agreement between Registrant and BioKool LLC dated September 12, 2005.
10.17	†(3)	First Addendum to License and Supply Agreement between Registrant and BioKool LLC effective as of December 29, 2005.
10.18	†(3)	Master Services Agreement between Registrant and Datapak Services Corporation dated January 3, 2006.
10.19	#(3)	Form of Indemnification Agreement.
10.20	(3)	Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.
10.21	(3)	First Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated July 21, 2005.
10.22	(3)	Second Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated October 7, 2005.
10.23	(3)	Third Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated March 17, 2006.
10.24	(3)	Fourth Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated June 7, 2006.
10.25	(3)	Security Agreement in connection with the Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.
10.26	(3)	Form of Term Loan Note in connection with the Credit Agreement.
10.27	(3)	Form of Revolving Note in connection with the Credit Agreement.
10.28	(3)	Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.
10.29	(3)	First Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated July 21, 2005.
10.30	(3)	Second Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated October 7, 2005.
10.31	(3)	Third Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated March 17, 2006.
10.32	(3)	Fourth Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated June 7, 2006.
10.33	(3)	Security Agreement in connection with the Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.
10.34	(3)	Form of Term Loan Note in connection with Term Loan Agreement.

10.35	(3)	Note Purchase Agreement among the Registrant and certain purchasers dated June 7, 2006, including Form of Notes.
10.36	(3)	Lease between MD Beauty, Inc. and Davis Forbes Partners, L.P. dated May 26, 2005.
10.37	(3)	Office Lease between MD Beauty, Inc. and ECI Stevenson LLC dated February 23, 2005, and First Amendment to Office Lease, dated March 6, 2006.
10.38	†(5)	License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated July 15, 1999.
10.39	†(5)	Amendment to License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated March 7, 2003.
10.40	(5)	Amendment to License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated October 2, 2003.
10.41	†(5)	Purchase and Sale Agreement among MD Formulations, Inc., Allergan, Inc. and Allergan Sales, Inc. dated May 14, 1999.
10.42	†(3)	Third Amendment to Amended and Restated Agreement between Bare Escentuals Beauty, Inc. and QVC, Inc. dated September 5, 2006.
10.43	(2)	Fifth Amendment to Credit Agreement among Bare Escentuals Beauty, Inc., formerly known as MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated September 11, 2006.
10.44	(2)	Name and Likeness License Agreement between the Registrant and Leslie A. Blodgett dated September 22, 2006.
10.45	(6)	Sixth Amendment to Credit Agreement among Bare Escentuals Beauty, Inc., the Registrant, BNP Paribas and the lenders party thereto dated December 20, 2006.
10.46	(6)	Amended and Restated Credit Agreement among Bare Escentuals Beauty, Inc., the Registrant., BNP Paribas and the lenders party thereto dated December 20, 2006.
10.47	(7)	Second Amendment to Office Lease between Bare Escentuals Beauty, Inc., formerly known as MD Beauty, Inc. and Forward One, LLC, successor-in-interest to ECI Stevenson, LLC dated December 19, 2006.
10.48	(7)	Lease between Bare Escentuals Beauty, Inc. and Centerpoint II, LLC dated January 31, 2007.
10.49	(7)	Guaranty by Registrant dated January 31, 2007 to Lease between Bare Escentuals Beauty, Inc. and Centerpoint II LLC.
21.1	(8)	List of Subsidiaries.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

#                 Indicates management contract or compensatory plan.

(1)          Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

(2)          Filed with the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135484) on September 25, 2006.

(3)          Filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-135484) on June 30, 2006.

(4)          Filed with the Registrant’s Amendment No. 3 (File No. 333-135484) to the Registration Statement on Form S-1 on September 13, 2006.

(5)          Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 on August 15, 2006.

(6)          Filed with the Registrant’s Form 8-K filed on December 22, 2006.

(7)          Filed with the Registrant’s Form 8-K filed on March 1, 2007.

(8)          Filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-140763) on February 16, 2007.

*                    These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Bare Escentuals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.
Dated: March 30, 2007	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick Senior Vice President, Chief Financial Officer, Chief Operations Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ LESLIE A. BLODGETT	Chief Executive Officer and Director	March 30, 2007
Leslie A. Blodgett	(Principal Executive Officer)
/s/ MYLES B. MCCORMICK	Senior Vice President, Chief Financial	March 30, 2007
Myles B. McCormick	Officer, Chief Operations Officer and Secretary (Principal Financial and Accounting Officer)
/s/ ROSS M. JONES	Director	March 30, 2007
Ross M. Jones
/s/ BRADLEY M. BLOOM	Director	March 30, 2007
Bradley M. Bloom
/s/ JOHN C. HANSEN	Director	March 30, 2007
John C. Hansen
/s/ MICHAEL J. JOHN	Director	March 30, 2007
Michael J. John
/s/ LEA ANNE OTTINGER	Director	March 30, 2007
Lea Anne Ottinger
/s/ KAREN M. ROSE	Director	March 30, 2007
Karen M. Rose
/s/ GLEN T. SENK	Director	March 30, 2007
Glen T. Senk