Form 10-Q
period 2007-04-01
BARE ESCENTUALS INC
filed 2007-05-14
CIK 1295557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended April 1, 2007

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

At May 7, 2007, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 89,985,125.

Table of Contents

Bare Escentuals, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 1, 2007	December 31, 2006 (a)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,153	$20,875
Inventories	59,267	62,006
Accounts receivable, net of allowances of $3,416 and $3,427 at April 1, 2007 and December 31, 2006, respectively	37,721	30,759
Prepaid expenses and other current assets	5,452	6,249
Deferred tax assets	7,772	5,826
Total current assets	149,365	125,715
Property and equipment, net	24,041	21,111
Intangible assets, net	6,085	6,085
Deferred tax assets	1,574	1,092
Other assets	2,515	1,832
Total assets	$183,580	$155,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$17,624	$17,624
Accounts payable	21,178	25,357
Accrued liabilities	15,373	16,123
Accrued restructuring charges	31	172
Income taxes payable	4,558	101
Total current liabilities	58,764	59,377

Long-term debt, less current portion	307,376	321,639
Other liabilities	6,243	3,341

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.001 par value; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value, 200,000 shares authorized; 89,940 and 89,316 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	90	89
Additional paid-in capital	398,328	378,063
Cumulative effect on retained earnings due to change in accounting principle	(952)	—
Accumulated deficit	(586,269)	(606,674)
Total stockholders’ deficit	(188,803)	(228,522)
Total liabilities and stockholders’ deficit	$183,580	$155,835

(a)          Condensed consolidated balance sheet as of December 31, 2006, has been derived from the audited consolidated financial statements.

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	April 1, 2007	April 2, 2006
	(unaudited)
Sales, net	$115,613	$89,915
Cost of goods sold	33,450	25,196
Gross profit	82,163	64,719
Expenses:
Selling, general and administrative	39,185	29,684
Depreciation and amortization, relating to selling, general and administrative	940	465
Stock-based compensation, relating to selling, general and administrative	1,611	944
Operating income	40,427	33,626
Interest expense	(6,811)	(8,983)
Interest income	341	286
Income before provision for income taxes	33,957	24,929
Provision for income taxes	13,552	10,395
Net income	$20,405	$14,534

Net income per share:
Basic	$0.23	$0.21
Diluted	$0.22	$0.20

Weighted-average shares used in per share calculations:
Basic	89,428	69,145
Diluted	92,632	71,868

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	April 1, 2007	April 2, 2006
	(unaudited)
Operating activities
Net income	$20,405	$14,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	940	465
Amortization of debt issuance costs	63	27
Stock-based compensation	1,611	944
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(518)	(886)
Deferred income tax benefit	(482)	(230)
Changes in assets and liabilities:
Inventories	2,739	(5,114)
Accounts receivable	(6,962)	(7,053)
Income taxes payable	7,182	6,205
Prepaid expenses and other current assets	797	32
Other assets	(746)	(87)
Accounts payable and accrued liabilities	(6,875)	2,364
Other liabilities	(398)	156
Net cash provided by operating activities	17,756	11,357

Investing activities
Purchase of property and equipment	(3,870)	(1,480)

Financing activities
Repayments on First Lien Credit Loans	(14,263)	(3,166)
Proceeds from issuance of common stock in public offering	18,995	—
Payment of transaction costs in connection with the public offering	(891)	—
Excess tax benefit from stock option exercises and disqualifying disposition of shares	518	886
Exercise of stock options	33	235
Net cash provided by (used in) financing activities	4,392	(2,045)
Net increase in cash and cash equivalents	18,278	7,832
Cash and cash equivalents, beginning of period	20,875	18,675
Cash and cash equivalents, end of period	$39,153	$26,507

Supplemental disclosure of cash flow information
Cash paid for interest	$6,596	$8,765
Cash paid for income taxes	$7,858	$4,420

See accompanying notes.

BARE ESCENTUALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Business

Bare Escentuals, Inc. together with its subsidiaries (“Bare Escentuals” or the “Company”) develops, markets, and sells branded cosmetics, skin care and body care products under the i.d. bareMinerals, i.d., RareMinerals and namesake Bare Escentuals brands, and professional skin care products under the md formulations brand. The i.d. bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model consisting of infomercials, specialty beauty retailers, Company-owned boutiques, home shopping television, and spas and salons. The Company’s international distributors are primarily located in Western Europe, Asia, and Australia.

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of April 1, 2007, the condensed consolidated statements of operations and cash flows for the three months ended April 1, 2007 and April 2, 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of April 1, 2007, its results of operations and cash flows for the three months ended April 1, 2007 and April 2, 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 30, 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 30, 2007.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Quarter

The Company’s fiscal quarters end on the Sunday closest to March 31, June 30, September 30 and December 31.  The three months ended April 1, 2007 and April 2, 2006 each contained 13 weeks.

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

Supply and Fulfillment Concentration Risks

All of the Company’s products are contract manufactured or supplied by third parties. The Company has a long-term contract with only one of its suppliers. The term of this contract expires on April 30, 2011. The fact that the Company does not have long-term contracts with all of its third-party manufacturers means that any of those manufacturers could cease manufacturing the Company’s products at any time and for any reason.

Additionally, the Company currently depends on one third party for the fulfillment of its infomercial sales, including inventory management, call center operation, website hosting and packing and shipping of product to customers. The Company’s contract with this service provider expires on December 31, 2007.

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

Sales generated through credit card purchases for the three months ended April 1, 2007 and April 2, 2006 were approximately 49.0% and 49.9%, respectively.  The Company uses third parties to collect its credit card receivables and believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its wholesale customers not paying by credit card and acquires credit insurance for certain international customers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable, which are included in the wholesale segment:

	April 1, 2007	December 31, 2006
Customer A	12%	11%
Customer B	33%	23%
Customer C	30%	31%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales:

	Three months ended
	April 1, 2007	April 2, 2006
Customer A	12%	14%
Customer B	15%	13%
Customer C	15%	13%

As of April 1, 2007 and December 31, 2006, the Company had no off-balance sheet concentrations of credit risk, such as option contracts or other hedging arrangements.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The estimated fair value of cash, cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. At April 1, 2007, all of the Company’s outstanding debt is variable-rate debt. The estimated fair value of the Company’s variable-rate debt approximates its carrying value, since the rate of interest on the variable-rate debt is determined at a margin over LIBOR or the lenders’ base rate plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio, and such rates are revised frequently, based upon current LIBOR or the lenders’ base rate.

Inventories

Inventories consist of finished goods and raw materials and are stated at the lower of cost or market. Cost is determined on a weighted-average basis. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows.

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

Goodwill and indefinite-lived intangibles are not amortized, but rather are subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives, generally two to three years, and were fully amortized as of January 2, 2005. The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date.  In evaluating goodwill, management compares the total book value of the reporting unit to the fair value of those reporting units. The fair value of the Company is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Through April 1, 2007, no impairment charge has been required.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method. Debt issuance costs paid directly to lending institutions are recorded as a debt discount, while debt issuance costs paid to third parties are recorded as other assets.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (‘‘Statement 123(R)’’) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to Statement 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates.

The compensation cost charged to operations pursuant to Statement 123(R) was $1,611,000 and $944,000 for the three months ended April 1, 2007 and April 2, 2006, respectively.  The Company records stock-based compensation on a separate operating expense line item in its statement of operations due to the fact that, to date, all of its stock-based awards have been made to employees whose salaries are classified as selling, general and administrative expenses.

Revenue Recognition

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale), infomercial customers, and online shopping customers or when purchased by customers at Company-owned boutiques, each net of estimated returns. For consignment sales, which include sales to QVC and a Japanese distributor, the Company recognizes sales, net of expected returns from consignees, upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at retail locations. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return that are accounted for in accordance with Statement 48, Revenue Recognition When Right of Return Exists. The Company’s standard terms for retail sales, including infomercial sales and sales at Company-owned boutiques, limit returns to approximately 30 to 60 days after the sale of the merchandise. For wholesale sales, as is customary in the cosmetics industry, the Company allows returns from wholesale customers if properly requested and approved.  The Company regularly evaluates returns and accrues for expected future returns that relate to sales prior to the balance sheet date utilizing a combination of historical and current trends. Deferred revenue reflects amounts received from customers related to merchandise to be shipped in future periods.

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

Operating Leases

The Company leases retail boutiques, distribution facilities, and office space under operating leases. Most lease agreements contain rent holidays, rent escalation clauses, contingent rent provisions and/or tenant improvement allowances. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the original terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed by management to be reasonably assured at lease inception.  For tenant improvement allowances recorded as assets, the Company also records a deferred rent liability in the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense in the consolidated statements of income. For scheduled rent escalation clauses and rent holidays during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases.  Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.

Research and Development

Research and development costs are charged to selling, general and administrative expenses as incurred. Major components of research and development expenses consist of product formulation, testing, regulatory analysis, and compliance.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (Note 12). In connection with the adoption of FIN 48, the Company changed its accounting policy and now recognizes accrued interest and penalties related to income tax matters in income tax expense. These amounts were previously classified in selling, general and administrative expenses.

Earnings per Share

A calculation of earnings per share, as reported is as follows (in thousands):

	Three months ended
	April 1, 2007	April 2, 2006
Numerator:
Net income	$20,405	$14,534

Denominator:
Weighted average commonshares used in per share calculations — basic	89,428	69,145
Add: Common stock equivalents from exercise of stock options	3,204	2,723
Weighted-average common shares used in per share calculations — diluted	92,632	71,868
Net income per share:
Basic	$0.23	$0.21
Diluted	$0.22	$0.20

For the three months ended April 1, 2007 and April 2, 2006, options to purchase 175,625 and zero shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.

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

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities.  Statement 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of Statement 159 are effective for fiscal years beginning after November 15, 2007.  The Company will adopt Statement 159 during its fiscal year ending December 28, 2008. The Company is currently in the process of determining the impact, if any, of adopting the provisions of Statement 159 but it is not expected to have a material impact on the Company’s financial position or results of operations.

3.              Inventories

Inventories consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Raw materials and components	$3,131	$2,737
Finished goods	56,136	59,269
	$59,267	$62,006

4.              Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Furniture and equipment	$4,265	$4,234
Computers and software	5,940	4,732
Leasehold improvements	14,058	13,891
	24,263	22,857
Accumulated depreciation	(6,110)	(5,170)
	18,153	17,687
Construction-in-progress	5,888	3,424
Property and equipment, net	$24,041	$21,111

5.              Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Goodwill	$2,852	$2,852
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
	7,844	7,844
Accumulated amortization	(1,759)	(1,759)
Intangible assets, net	$6,085	$6,085

As of January 2, 2005, the Company’s amortizable intangible assets were fully amortized.

6.              Other Assets

Other assets consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Debt issuance costs, net of accumulated amortization of $124 and $61 at April 1, 2007 and December 31, 2006, respectively	$994	$1,057
Other assets	1,521	775
	$2,515	$1,832

7.              Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Interest	$1,519	$1,438
Employee compensation and benefits	4,349	7,437
Gift certificates and customer liabilities	1,696	1,975
Product development costs	136	33
Sales taxes and local business taxes	1,246	1,339
Royalties	1,531	1,192
Deferred revenue	699	898
Other	4,197	1,811
	$15,373	$16,123

8.              Revolving Lines of Credit

In February 2005, the Company established a revolving credit facility of up to $15,000,000 (the “Revolver”), the proceeds of which were to provide financing for working capital and other general corporate purposes of the Company. The Revolver has a term of six years expiring on February 18, 2011. In June 2006, the Company increased the Revolver to up to $25,000,000. In December 2006, the terms of the Revolver were further amended to eliminate the requirement that the net proceeds from the issuance of equity securities by us or any of our subsidiaries be applied to prepay loans under the credit agreement. The amendment also reduced the interest rate margins applicable to LIBOR loans and base rate loans, provided for a further reduction in the interest rate margins if we achieve a specified consolidated leverage ratio and specified debt rating, and amended some of the financial covenants. Amounts available under the Revolver are based on eligible collateral that includes certain accounts receivable and inventory and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit.  At April 1, 2007, $24,613,000 was available and $387,000 was outstanding in letters of credit. Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either a margin over LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio (2.5% plus LIBOR or 1.5% plus lenders’ base rate; actual rate of 7.82% at April 1, 2007 and 7.85% at December 31, 2006). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

9.              Long-Term Debt

Long-term debt consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
First Lien Credit Loans	$325,000	$339,263
Less current portion	(17,624)	(17,624)
Total long-term debt, net of current portion	$307,376	$321,639

First and Second Lien Credit Loans

On June 7, 2006, the Company and its lenders agreed to restructure its existing senior secured credit facilities to increase the Company’s borrowings by an additional aggregate principal amount of $331,583,000 to a total of $588,759,000, comprised of additional first lien term loans (the “First Lien Term Loans”) of $118,583,000 to a total of $354,759,000, and additional second lien term loans (the “Second Lien Term Loans”) of $88,000,000 to a total of $234,000,000.  On October 4, 2006, the Company used a portion of the net proceeds received from its initial public offering to repay in full the Second Lien Term Loans and to repay a portion of the First Lien Term Loans. The First Lien Term Loans have an original term of seven years expiring on February 18, 2012. The First Lien Term Loans bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of April 1, 2007 and December 31, 2006, the interest rates on the First Lien Term Loans were accruing at 7.82% and 7.85%, respectively.  As of April 1, 2007, $325,000,000 was outstanding on the First Lien Term Loans.

On December 20, 2006, the Company amended its First Lien Credit Agreement to eliminate the requirement that the net proceeds from the issuance of equity securities of the Company or any of its subsidiaries be applied to prepay loans under the credit agreement. The amendment also reduced the interest rate margins if the Company achieves a specified consolidated leverage ratio and specified debt rating, and eliminated the minimum cash interest ratio financial covenant and amended some of the other financial covenants. The maturity date of the First Lien Term Loan was not adjusted.

On March 23, 2007, the Company further amended its First Lien Credit Agreement to permit the ability to make acquisitions of up to $30,000,000 in any one fiscal year and up to $60,000,000 in the aggregate as well as to permit additional investments in foreign subsidiaries of up to $25,000,000.

Borrowings under the Revolver (Note 8) and the First Lien Term Loans are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007, and limiting capital expenditures. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures, and engage in specified transactions with affiliates.

Scheduled Maturities of Long-Term Debt

At April 1, 2007, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
Remainder of the year ending December 30, 2007	$13,218
December 28, 2008	17,624
January 3, 2010	17,624
January 2, 2011	17,624
January 1, 2012	202,676
December 30, 2012	56,234
$325,000

10.  Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, and office space under noncancelable operating leases with various expiration dates through January 2018. Additionally, in connection with the Company’s restructuring (Note 16), the Company sublet part of the facilities it exited. The future minimum annual payments and anticipated sublease income under such leases in effect at April 1, 2007, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
Remainder of the year ending December 30, 2007	$4,171	$3	$4,168
December 28, 2008	6,784	—	6,784
January 3, 2010	6,824	—	6,824
January 2, 2011	6,591	—	6,591
January 1, 2012	6,457	—	6,457
Thereafter	28,137	—	28,137
	$58,964	$3	$58,961

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $2,551,000 and $1,830,000 for the three months ended April 1, 2007 and April 2, 2006, respectively.  Total rent expense included contingent rentals of $531,000 and $450,000 for the three months ended April 1, 2007 and April 2, 2006, respectively.  Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions.  As of April 1, 2007, under the terms of its corporate office lease, the Company issued an irrevocable standby letter of credit of $387,000 to the lessor for the term of the lease.

Royalty Agreements

The Company is a party to a license agreement (the ‘‘License’’) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the three months ended April 1, 2007 and April 2, 2006 was $150,000.

The Company has obtained a worldwide exclusive right to license, develop, commercialize, and distribute certain licensed ingredients to be used in products to be sold by the Company. This agreement requires the Company to make payments upon achievement of certain product milestones. In addition, this agreement requires the Company to pay a royalty of 3.5% of the net sales upon successful launch of the first product, subject to certain minimum annual royalty amounts. The Company launched commercial sales of the products containing the licensed ingredients during the year ended December 31, 2006. The minimum royalty amount is $400,000 for 2007 and $500,000 for 2008 after which time the Company may renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the commercial launch. The Company’s expense under this agreement was $213,000 and $44,000 for the three months ended April 1, 2007 and April 2, 2006, respectively.

Contingencies

The Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company’s financial position or results of operation.

11.  Related-Party Transactions

On June 10, 2004, the Company entered into a Management Agreement (‘‘Berkshire Agreement’’) with Berkshire. Under the Berkshire Agreement, the Company engaged Berkshire to provide management advisory services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the agreement. The Berkshire Agreement was terminated upon completion of our initial public offering on October 4, 2006. Total management fees plus expenses recognized under the Berkshire Agreement for the three months ended April 2, 2006 was $86,000, which was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

On June 10, 2004, the Company also entered into a Management Agreement (‘‘JHP Agreement’’) with JHP. Under the JHP Agreement, the Company engaged JHP to provide management advisory services in connection with the general business operations of the Company.  In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the JHP Agreement. The JHP Agreement was terminated upon completion of our initial public offering on October 4, 2006. Total management fees plus expenses recognized under this Agreement for the three months ended April 2, 2006 was $132,000, which was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

FH Capital Partners LLC is 50%-owned by an affiliate of the Company’s former chairman, a major stockholder. In December 2001 and May 2002, the Company entered into agreements with FH Capital Partners LLC to rent certain computer hardware, software, and licenses under operating lease agreements. During the three months ended April 1, 2007, the Company purchased the equipment under these lease agreements.  Total expense recognized relating to these arrangements for the three months ended April 1, 2007 and April 2, 2006 were $16,900 and $7,500, respectively, and was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

12.  Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

The Company adopted FIN 48 on January 1, 2007.  As a result of the adoption of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $952,000 cumulative effect adjustment to decrease the beginning balance of retained earnings on the Company’s balance sheet.  Upon adoption, the total amount of unrecognized tax benefits, including related interest, was $4,135,000.  This amount includes $2,207,000 of unrecognized tax benefits which would decrease our effective tax rate if recognized.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease within the next twelve months and that change could be significant.  However, the Company is unable to estimate the range of possible changes to the amount of unrecognized tax benefits within the next twelve months.

As of April 1, 2007, the Company has approximately $817,000 of accrued interest related to uncertain tax positions.The Company files United States federal income tax returns and income tax returns in multiple state jurisdictions.  The tax years 2003-2006 remain open to examination by the major taxing jurisdictions.  The U.S. Internal Revenue Service is currently in the process of auditing the Company’s U.S. federal income tax returns for 2004.

13.  Stockholders’ Equity

On March 19, 2007, the Company completed a follow-on underwritten public offering pursuant to which the Company sold 575,000 shares and selling stockholders sold an additional 13,225,000 shares, which includes 1,800,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. The Company received net proceeds of approximately $18.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

14.  Stock-Based Employee Compensation Plans

As of April 1, 2007, the Company had reserved 10,768,534 shares of common stock for issuance.

2004 Equity Incentive Plan

On June 10, 2004, the board of directors adopted the 2004 Equity Incentive Plan (the ‘‘2004 Plan’’).  The 2004 Plan provides for the issuance of non-qualified stock options for common stock to employees, directors, consultants, and other associates. The options generally vest at a rate of 20% per year from the date of grant and have a maximum term of ten years.

In conjunction with the adoption of the 2006 Equity Incentive Plan in September 2006, no additional options are permitted to be granted under the 2004 Plan. In addition, any outstanding options cancelled under the 2004 Plan will become available to grant under the 2006 Equity Incentive Plan.

A summary of activity under the 2004 Plan is set forth below.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2006	—	6,211,293	$2.68
Exercised	—	(48,956)	0.68
Canceled	67,411	(67,411)	4.67
Cancellation of remaining options available for grant	(67,411)	—	—
Balance at April 1, 2007	—	6,094,926	$2.68

At April 1, 2007, total outstanding options vested under the 2004 Plan were 276,685 at a weighted-average exercise price of $1.69.

The total intrinsic value of options exercised under the 2004 Plan for the three months ended April 1, 2007 was $1,650,000.

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

A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2006	4,441,947	164,250	$30.95
Rolled over from 2004 Plan	67,411	—	—
Granted	(65,625)	65,625	35.10
Canceled	1,250	(1,250)	22.00
Balance at April 1, 2007	4,444,983	228,625	$32.19

At April 1, 2007, there were no outstanding options vested under the 2006 Plan.

The total cash received from employees as a result of employee stock option exercises under all plans for the three months ended April 1, 2007 was $33,000. In connection with these exercises, the tax benefits realized by the Company for the three months ended April 1, 2007 was $518,000.

15.  Segment and Geographic Information

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

	Retail	Wholesale	Corporate	Total
Three Months ended April 1, 2007
Sales, net	$51,408	$64,205	$—	$115,613
Cost of goods sold	10,912	22,538	—	33,450
Gross profit	40,496	41,667	—	82,163
Operating expenses:
Selling, general and administrative	22,064	3,031	14,090	39,185
Depreciation and amortization	365	15	560	940
Stock-based compensation	—	—	1,611	1,611
Total expenses	22,429	3,046	16,261	41,736
Operating income (loss)	18,067	38,621	(16,261)	40,427
Interest expense				(6,811)
Interest income				341
Income before provision for income taxes				33,957
Provision for income taxes				13,552
Net income				$20,405

	Retail	Wholesale	Corporate	Total
Three Months ended April 2, 2006
Sales, net	$42,064	$47,851	$—	$89,915
Cost of goods sold	8,970	16,226	—	25,196
Gross profit	33,094	31,625	—	64,719
Operating expenses:
Selling, general and administrative	18,618	2,060	9,006	29,684
Depreciation and amortization	158	—	307	465
Stock-based compensation	—	—	944	944
Total expenses	18,776	2,060	10,257	31,093
Operating income (loss)	14,318	29,565	(10,257)	33,626
Interest expense				(8,983)
Interest income				286
Income before provision for income taxes				24,929
Provision for income taxes				10,395
Net income				$14,534

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	April 1, 2007	December 31, 2006
Retail	$9,536	$8,398
Wholesale	164	138
Corporate	14,479	12,715
	$24,179	$21,251

Long-lived assets allocated to the retail segment consist of fixed assets and deposits for retail stores. Long-lived assets allocated to the wholesale segment consist of fixed assets located at a wholesale customer. Long-lived assets in the corporate segment consist of fixed assets and deposits related to the Company’s corporate offices and distribution center.  All of the Company’s long-lived assets are located in the United States.

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands):

	Three months ended
	April 1, 2007	April 2, 2006
United States	$107,265	$85,765
International	8,348	4,150
Sales, net	$115,613	$89,915

16.       Restructuring Costs

As a result of the Company’s growth and a change in strategy to improve its operations, the Company relocated both the corporate and distribution center facilities during the year ended January 1, 2006. Related to these relocations, the Company exited two facilities that had operating lease commitments through June 2007. These exit costs were accounted for in accordance with Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  Costs primarily represent closure and relocation costs of the Company’s corporate headquarters and distribution center. Closure costs include payments required under lease contracts after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the closure costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). During the year ended December 31, 2006, the Company discontinued the use of one of its office floors located at its former corporate facility and recorded additional restructuring costs of $114,000. As of December 31, 2006 and April 1, 2007, the remaining $172,000 and $31,000 accrual, respectively, of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through June 2007.

The following table set forth the exit activities for the three months ended April 1, 2007 (in thousands):

Accrual balance at December 31, 2006	$172
Cost incurred and charged to expense	—
Non-cash charges	—
Cash paid	(141)
Accrual balance at April 1, 2007	$31

17.       Subsequent Event

On April 3, 2007, the Company completed its acquisition of U.K.-based Cosmeceuticals Limited, which distributes Bare Escentuals’ bareMinerals, md formulations and MD Forte brands to the European cosmetics market.  The acquired entity has been renamed Bare Escentuals UK Ltd.  The consideration for the purchase was cash of approximately $19.7 million, which is subject to certain adjustments, including any changes in the value of the net tangible assets acquired on the acquisition date.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed below and in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 30, 2007.  The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes hereto included elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

We utilize a distinctive marketing strategy and a multi-channel distribution model consisting of infomercials, premium wholesale, including Sephora and Ulta, company-owned boutiques, home shopping television on QVC, spas and salons and online shopping. We believe that this strategy provides convenience to our consumers and allows us to reach the broadest possible spectrum of consumers.

Our business is comprised of two strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

•                  Our retail segment, which is characterized by sales directly to end users, includes our infomercials, which include sales through our website www.bareminerals.com and www.bareescentuals.com and company-owned boutiques, which include sales through our website www.mdformulations.com. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue because a substantial percentage of new consumers participate in our continuity program. Our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations.

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

Recent Developments

On April 3, 2007, we completed our acquisition of U.K.-based Cosmeceuticals Limited, which distributes Bare Escentuals’ bareMinerals, md formulations and MD Forte brands to the European cosmetics market.  The acquired entity has been renamed Bare Escentuals UK Ltd.  The consideration for the purchase was cash of approximately $19.7 million, which is subject to certain adjustments, including any changes in the value of the net tangible assets acquired on the acquisition date.

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

Depreciation and amortization includes charges for the depreciation of property and equipment and the amortization of intangible assets. All of our intangible assets were fully amortized as of January 2, 2005. We anticipate that our depreciation and amortization expense will increase in absolute dollars as we continue to open new boutiques, invest in information systems and amortize intangible assets in connection with our recent acquisition. We record our depreciation and amortization as a separate line item in our statement of operations because all such expense relates to selling, general and administrative costs.

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

Interest expense includes interest costs associated with our credit facilities and the amortization of deferred financing costs associated with these credit facilities. We anticipate that our interest expense in the future will decrease in absolute terms and as a percentage of net sales as we continue to make scheduled repayment of our outstanding principal.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically, we have only been subject to taxation in the United States because we have either sold to consumers in the United States or sold to distributors in the United States who resold our products here and abroad. However, in the second fiscal quarter of 2007, we will begin to sell our products directly to customers located outside of the United States, and as a result we will become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly. For fiscal 2007, we anticipate that our effective tax rate will be approximately 40% of our income before provision for income taxes.

Results of Operations

The following is a discussion of our results of operations for the three months ended April 1, 2007 compared to the three months ended April 2, 2006.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	April 1, 2007		April 2, 2006
	(in thousands, except percentages)
Sales, net	$115,613	100.0%	$89,915	100.0%
Cost of goods sold	33,450	28.9	25,196	28.0
Gross profit	82,163	71.1	64,719	72.0
Expenses:
Selling, general and administrative	39,185	33.9	29,684	33.0
Depreciation and amortization	940	0.8	465	0.5
Stock-based compensation	1,611	1.4	944	1.1
Operating income	40,427	35.0	33,626	37.4
Interest expense	(6,470)	(5.9)	(8,983)	(10.0)
Interest income	341	0.3	286	0.3
Income before provision for income taxes	33,957	29.4	24,929	27.7
Provision for income taxes	13,552	11.7	10,395	11.5
Net income	$20,405	17.7%	$14,534	16.2%

Net sales by business segment and distribution channel and percentage of net sales for the three months ended April 1, 2007 and April 2, 2006 are as follows:

	Three months ended
	April 1, 2007		April 2, 2006
	(in thousands, except percentages)
Retail
Infomercial	$34,274	29.7%	$30,548	34.0%
Boutiques	17,134	14.8	11,516	12.8
Total retail	51,408	44.5	42,064	46.8
Wholesale
Premium wholesale	35,580	30.8	23,828	26.5
Home shopping television	13,694	11.8	12,366	13.8
Spas and salons	9,959	8.6	7,506	8.3
International distributors	4,972	4.3	4,151	4.6
Total wholesale	64,205	55.5	47,851	53.2
Sales, net	$115,613	100.0%	$89,915	100.0%

Gross profit and gross margin by business segment for the three months ended April 1, 2007 and April 2, 2006 are as follows:

	Three months ended
	April 1, 2007		April 2, 2006
	(in thousands, except percentages)
Retail	$40,496	78.8%	$33,094	78.7%
Wholesale	41,667	64.9	31,625	66.1
Gross profit/gross margin	$82,163	71.1%	$64,719	72.0%

Three months ended April 1, 2007 compared to three months ended April 2, 2006
Sales, net

Net sales for the three months ended April 1, 2007 increased to $115.6 million from $89.9 million in the three months ended April 2, 2006, an increase of $25.7 million, or 28.6%. This increase was primarily attributable to continued growth in sales of our i.d. bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels and increase awareness through greater media spending. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased 22.2% to $51.4 million in the three months ended April 1, 2007 from $42.1 million in the three months ended April 2, 2006. Net sales from infomercials increased 12.2% to $34.3 million in the three months ended April 1, 2007 from $30.5 million in the three months ended April 2, 2006, as a result of increased media spending and the growth of sales in our continuity program. Net sales from boutiques increased 48.8% to $17.1 million in the three months ended April 1, 2007 from $11.5 million in the three months ended April 2, 2006, due to improved productivity at our existing locations as well as a net increase of five boutiques open as of April 1, 2007 compared to April 2, 2006. As of April 1, 2007 and April 2, 2006, we had 33 and 28 open company owned boutiques, respectively.

Wholesale. Net wholesale sales increased 34.2% to $64.2 million in the three months ended April 1, 2007 from $47.9 million in the three months ended April 2, 2006. Net sales in our premium wholesale channel increased 49.3% to $35.6 million in the three months ended April 1, 2007 from $23.8 million in the three months ended April 2, 2006, resulting from strong consumer demand and expansion into additional retail locations at Ulta and Sephora, including new Sephora locations in France.  Net sales to our home shopping television customer grew by 10.7% to $13.7 million in the three months ended April 1, 2007 from $12.4 million in the three months ended April 2, 2006, as a result of increased sales of our products through QVC’s website, catalogs and continuity programs. Net sales to spas and salons increased 32.7% to $10.0 million in the three months ended April 1, 2007 from $7.5 million in the three months ended April 2, 2006, largely due to the continued growth in sales of our core i.d. bareMinerals cosmetics line in this channel in which our sales historically had been concentrated in sales of our md formulations products. Net sales to our international distributors increased by 19.8% to $5.0 million in the three months ended April 1, 2007 from $4.2 million in the three months ended April 2, 2006, primarily as a result of the increased penetration of our i.d. bareMinerals cosmetics line into this distribution channel.

Gross profit

Gross profit increased 27.0% to $82.2 million in the three months ended April 1, 2007 from $64.7 million in the three months ended April 2, 2006. Our retail segment gross profit increased 22.4% to $40.5 million in the three months ended April 1, 2007 from $33.1 million in the three months ended April 2, 2006, driven principally by growth in our infomercial and boutiques sales channels. Our wholesale segment gross profit increased 31.8% to $41.7 million in the three months ended April 1, 2007 from $31.6 million in the three months ended April 2, 2006, due to increases in sales across all wholesale distribution channels.

Gross margin decreased approximately 0.9% to 71.1% in the three months ended April 1, 2007 from 72.0% in the three months ended April 2, 2006. This overall decrease in the three months ended April 1, 2007 is due to a decrease in gross margins in the wholesale segment. Within the wholesale segment, gross margin decreased to 64.9% in the three months ended April 1, 2007 from 66.1% in the three months ended April 2, 2006, primarily as a result of a change in product mix and sales between channels and customers. Within the retail segment, gross margin has remained relatively constant at 78.8% in the three months ended April 1, 2007 from 78.7% in the three months ended April 2, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 32.0% to $39.2 million in the three months ended April 1, 2007 from $29.7 million in the three months ended April 2, 2006. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $5.1 million, including increased headcount costs, headquarters facilities costs, distribution center costs and other corporate costs, as well as increased expenses to support sales growth, including $1.2 million in increased store operating costs,  $1.1 million in increased media spending and $0.8 million in payroll and other personnel expenses. As a percentage of net sales, selling, general and administrative expenses increased 0.9% to 33.9% from 33.0%, primarily due to corporate expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased 102.2% to $0.9 million in the three months ended April 1, 2007 from $0.5 million in the three months ended April 2, 2006. This increase was primarily attributable to higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense increased 70.7% to $1.6 million in the three months ended April 1, 2007 from $0.9 million in the three months ended April 2, 2006. This increase resulted from the granting of additional stock options and the impact of option modifications (as to exercise price and term) in connection with the June 2006 recapitalization.

Operating income

Operating income increased 20.2% to $40.4 million in the three months ended April 1, 2007 from $33.6 million in the three months ended April 2, 2006. This increase was largely due to increases in operating income in both our retail and wholesale segments, reflecting growth across all sales channels, partially offset by an increased operating loss in our corporate segment.

 Our retail segment operating income increased 26.2% to $18.1 million in the three months ended April 1, 2007 from $14.3 million in the three months ended April 2, 2006, which was largely driven by growth in all of our retail sales channels. Our increased sales in the retail segment contributed to an increase in gross profit of $7.4 million which was partially offset by an increase in operating expenses of $3.7 million. The increase in operating expenses was largely due to increased store operating costs of $1.2 million as a result of an increase in the number of boutiques open as of April 1, 2007, $1.1 million in increased media spending and $0.6 million of increased fulfillment costs due to increased sales.

Our wholesale segment operating income increased 30.6% to $38.6 million in the three months ended April 1, 2007 from $29.6 million in the three months ended April 2, 2006, due to increased sales gains across all wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $10.0 million which was partially offset by an increase in operating expense of $1.0 million.

Our corporate segment operating loss increased 58.5% to $16.3 million in the three months ended April 1, 2007 from $10.3 million in the three months ended April 2, 2006. This increase was largely due to an increase in corporate segment selling, general and administrative expense of $5.1 million, an increase in depreciation and amortization of $0.3 million and stock-based compensation of $0.7 million.  The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth and additional expenses associated with being a public company.

Interest expense

Interest expense decreased 24.2% to $6.8 million in the three months ended April 1, 2007 from $9.0 million in the three months ended April 2, 2006. The decrease was attributable to decreased debt balances in the three months ended April 1, 2007, primarily associated with repayment of outstanding indebtedness from proceeds of our initial public offering completed on October 4, 2006.

Interest income

Interest income remained relatively consistent at $0.3 million in the three months ended April 1, 2007 and April 2, 2006 due to consistent average cash balances and interest rates.

Provision for income taxes

The provision for income taxes was $13.6 million, or 39.9% of income before provision for income taxes, in the three months ended April 1, 2007 compared to $10.4 million, or 41.7% of income before provision for income taxes, in the three months ended April 2, 2006. The increase resulted from higher income before provision for income taxes offset by a lower effective rate in the three months ended April 1, 2007 compared to the three months ended April 2, 2006. The decrease in the effective rate is mainly due to the elimination of the non-deductible interest as a result of our repayment in full of our aggregate principal amount outstanding of $125.0 million of our 15.0% subordinated notes due June 2014 on October 4, 2006.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital needs and fund ongoing capital expenditures.  We have financed our operations through cash flows from operations, sales of common and preferred shares, borrowings under our credit facilities and issuances of senior subordinated notes.

Our operations provided us cash of $17.8 million in the three months ended April 1, 2007. At April 1, 2007, we had working capital of $90.6 million, including cash and cash equivalents of $39.2 million, compared to working capital of $66.3 million, including $20.9 million in cash and cash equivalents, as of December 31, 2006. The $18.3 million increase in cash and cash equivalents resulted from cash provided by financing activities of $4.4 million together with cash provided by operations of $17.8 million, as a result of net income for the three months ended April 1, 2007 of $20.4 million, partially offset by cash used in investment activities of $3.9 million related primarily to capital expenditures.  The $24.3 million increase in working capital was primarily driven by increases in cash and cash equivalents and accounts receivable and a decrease in accounts payable, partially offset by an increase in income taxes payable.

Net cash used in investing activities was $3.9 million in the three months ended April 1, 2007, primarily attributable to the opening of five company-owned boutiques and investment in our corporate infrastructure. Our future capital expenditures will depend on the timing and rate of expansion of our businesses, information technology investments, new store openings, store renovations and international expansion opportunities.

Our financing activities provided us cash of $4.4 million in the three months ended April 1, 2007, which related to our proceeds, net of transaction costs, of $18.1 million from our follow-on underwritten public offering of common stock and an excess tax benefit of $0.5 million relating to stock option exercises, partially offset by repayments of $14.3 million on our first-lien term loan.

On March 23, 2007, we amended our senior secured credit facilities to permit acquisitions of up to $30,000,000 in any one fiscal year and up to $60,000,000 in the aggregate and investments in foreign subsidiaries to $25,000,000.

Our revolving credit facility of $25.0 million, of which approximately $0.4 million in letters of credit is outstanding as of April 1, 2007 and our first-lien term loan of $325.0 million, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio. The current applicable interest margin for the revolving credit facility and first-lien term loan ranges from 2.25% to 2.5% for LIBOR loans and from 1.25% to 1.5% for base rate loans depending on our Moody’s rating. As of April 1, 2007, interest on the first-lien term loan was accruing at 7.82%.

At all times after October 2, 2007, we are required under our senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under our senior secured credit facilities, unless we satisfy specified coverage ratio tests. As of April 1, 2007, we satisfied these tests. If required, the interest rate protection must extend until February 2008. Currently, we do not engage in any hedging activities.

The terms of our senior secured credit facilities, require us to comply with financial covenants, including a maximum leverage ratio covenant. We are required to maintain a maximum leverage ratio (consolidated total debt to Adjusted EBITDA) of not greater than 4.5 to 1.0. As of April 1, 2007, our leverage ratio was 1.82 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and we were in compliance with these covenants as April 1, 2007.

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

On February 16, 2007, we filed a Registration Statement on Form S-1 (File No. 333-140763) with the Securities and Exchange Commission for a follow-on underwritten public offering. As amended, the Registration Statement provided for the sale of 12.0 million shares of our common stock, consisting of 0.6 million shares sold by the Company and 11.4 million shares by selling stockholders. In addition, the selling stockholders granted the underwriters the right to purchase up to an additional 1.8 million shares to cover over-allotments. The over-allotment option was exercised on March 19, 2007 by the underwriters. The follow-on underwritten public offering closed on March 19, 2007. We received approximately $18.1 million in net proceeds from the offering.

On April 3, 2007, we completed our acquisition of U.K.-based Cosmeceuticals Limited, which distributes Bare Escentuals’ bareMinerals, md formulations and MD Forte brands to the European cosmetics market. The acquired entity has been renamed Bare Escentuals UK Ltd. The consideration for the purchase was cash of approximately $19.7 million, which is subject to certain adjustments, including any changes in the value of the net tangible assets acquired on the acquisition date.

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and completion of our U.K. acquisition. As part of our strategy, we intend to invest in making significant improvements to our systems. We also intend to open approximately fifteen new boutiques in 2007 (none of which were open as of April 1, 2007) which will require additional capital expenditures. Finally, we also plan to continue to invest in our corporate infrastructure facilities. We anticipate that our capital expenditures in the year ending December 30, 2007 will be approximately $18.0 million. There can be no assurance that any such capital will be available on acceptable terms or at all. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, distribution facilities, and corporate offices under noncancelable operating leases with various expiration dates through January 2018. As of April 1, 2007, the scheduled maturities of our long-term contractual obligations were as follows:

	Remainder of the year ending
	December 30, 2007	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$4.2	$20.2	$13.1	$21.5	$59.0
Principal payments on long-term debt, including the current portion	13.2	52.9	258.9	—	325.0
Interest payments on long-term debt, including the current portion(1)	18.8	67.5	12.9	—	99.2
Minimum royalties under licensing arrangements	0.4	1.3	—	—	1.7
Total	$36.6	$141.9	$284.9	$21.5	$484.9

(1)             The interest payments on our long-term debt, including the current portion have been calculated using an estimated interest rate of 7.82% on the outstanding first-lien term loan, which were estimated based on the rate in effect as of April 1, 2007. A 1% change in interest rates on our variable rate debt would result in a change of $12.7 million in our total interest payments, of which $2.4 million would be in the remainder of the year ended December 30, 2007, $8.6 million would be in years 1-3 and $1.7 million would be in years 4-5.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As of the date of the adoption, we had approximately $4.1 million of total unrecognized tax benefits, including related interest, of which $2.2 million, if recognized, would affect the effective income tax rate in future periods. However, as we are unable to determine the timing of the potential realization of our unrecognized tax benefits, we have excluded the total unrecognized tax benefits in the schedule of long-term contractual commitments above.

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

Non-GAAP Measures

In evaluating our business, we consider and use Adjusted EBITDA as a supplemental measure of our operating performance. We use EBITDA only to assist in reconciliation to Adjusted EBITDA.  We define EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA plus expenses (minus gains) that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and also as a key profitability measure for covenant compliance under our senior secured credit facilities. If we fail to maintain required levels of Adjusted EBITDA, we could have a default under our senior secured credit facilities, potentially resulting in an acceleration of all of our outstanding indebtedness.  All of the adjustments made in our calculation of Adjusted EBITDA, as described below, are adjustments that would be made in calculating our performance for purposes of coverage ratios under our senior secured credit facilities. In prior periods, we used an adjusted EBITDA calculation for internal purposes and for calculation of compliance with coverage ratios that incorporated additional adjustments not included in our calculation of Adjusted EBITDA. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the book amortization of intangibles (affecting relative amortization expense) and the age and book value of facilities and equipment (affecting relative depreciation expense). We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. The terms EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our EBITDA and Adjusted EBITDA have limitations as analytical tools, and when assessing our operating performance, you should not consider EBITDA and Adjusted EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

	Three months ended
	April 1, 2007	April 2, 2006
	(in thousands)
Net income	$20,405	$14,534
Plus: interest expense	6,811	8,983
Less: interest income	(341)	(286)
Plus: depreciation and amortization	940	465
Plus: provision for income taxes	13,552	10,395
EBITDA	41,367	34,091
Plus: management fees(1)	—	150
Plus: stock-based compensation(2)	1,611	944
Adjusted EBITDA	$42,978	$35,185

(1)             We paid transaction fees and monthly management fees to Berkshire Partners LLC and JH Partners, LLC under management agreements each in an amount of $300,000 per annum.  These management agreements were terminated upon completion of our initial public offering on October 4, 2006.  We paid an aggregate of $1.8 million to Berkshire Partners LLC and JH Partners, LLC as consideration for termination of these agreements.

(2)             The stock-based compensation charges primarily resulted from our adoption of the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), effective January 3, 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements.  Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 30, 2007.  We believe that there have been no other significant changes during the three months ended April 1, 2007 to the items that we disclosed in our critical accounting policies and estimates with the exception of the adoption of FIN 48 as noted below.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  In connection with the adoption of FIN 48, we changed our accounting policy and now recognize accrued interest and penalties related to income tax matters in income tax expense.  These amounts were previously classified in selling, general and administrative expenses.

New Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities.  Statement 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of Statement 159 are effective for fiscal years beginning after November 15, 2007.  We will adopt Statement 159 during our fiscal year ending December 28, 2008. We are currently in the process of determining the impact, if any, of adopting the provisions of Statement 159 but it is not expected to have a material impact on our financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities.  Interest on all of our borrowings under our senior secured credit facilities is based upon variable interest rates. Our weighted average borrowings outstanding during the three months ended April 1, 2007 were $338.0 million and the annual effective interest rate for the period was 8.0%. Presently, we do not hedge against interest rate risks. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $0.8 million change to our interest expense in the three months ended April 1, 2007 and $3.4 million on an annualized basis.

Foreign currency risk

All of our sales, expenses, assets, liabilities and cash holdings are currently denominated in U.S. dollars.  Although we are increasing our sale of products outside of the United States, most of these transactions will be settled in U.S. dollars and therefore we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and we believe that our foreign currency exchange risk is immaterial.

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

ITEM 1A.   RISK FACTORS

An investment in our common stock involves a high degree of risk.  Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in this report and our Annual Report on Form 10-K as well as the other information in this report, before making an investment decision. If any of the following risks or the risks discussed in the Annual Report on Form 10-K  occur, our business, financial condition, results of operations or future growth could suffer.

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

Other parties may infringe on our intellectual property rights and may thereby dilute our brands in the marketplace. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. For example, we currently are pursuing claims in litigation against M/D Skin Care LLC and its founder Dr. Dennis Gross regarding their use of the trademark “MD Skincare.”  M/D Skin Care LLC has also filed claims against us in the case. In each case, we believe the competing marks infringe our trademark rights and create confusion in the marketplace. We are also pursuing claims in litigation against L’Oréal USA, Inc. and L’Oréal S.A. regarding their use of the trademark “Bare Naturale” and for false advertising of this brand. We have incurred and expect to incur significant legal fees and other expenses in pursuing these claims. If we receive an adverse judgment in either of these matters or in any other cases we may bring in the future to defend our intellectual property rights, we may suffer further dilution of our trademarks and other rights, which could harm our ability to compete as well as our business, prospects, financial condition and results of operations.

We may make acquisitions and strategic investments, which will involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

Although we have a limited history of making acquisitions or strategic investments, we may acquire or make investments in related businesses or products in the future. Acquisitions or investments involve various risks, such as:

•                  higher than expected acquisition and integration costs;

•                  the difficulty of integrating the operations and personnel of the acquired business;

•                  the potential disruption of our ongoing business, including the diversion of management time and attention;

•                  the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•                  assumption of unanticipated liabilities;

•                  incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•                  impairment in relationships with key suppliers and personnel of any acquired businesses due to changes in management and ownership;

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. We will be required to spend considerable effort on establishing and maintaining our internal controls, which will be costly and time-consuming and will need to be re-evaluated frequently. We have very limited experience in designing and testing our internal controls. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, we will be required to file a report by our independent registered public accounting firm addressing these assessments beginning with our Annual Report on Form 10-K for the year ending December 30, 2007. Both we and our independent auditors will be testing our internal controls in anticipation of being subject to Section 404 requirements and, as part of that documentation and testing, may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibits

The following documents are filed as Exhibits to this report:

Exhibit Number	Description

3.2 (1)	Amended and Restated Certificate of Incorporation.

3.4 (1)	Amended and Restated Bylaws.

10.48 (2)	Lease between Bare Escentuals Beauty, Inc. and Centerpoint II, LLC dated January 31, 2007.

10.49 (2)	Guaranty by Bare Escentuals, Inc. dated January 31, 2007 to Lease between Bare Escentuals Beauty, Inc. and Centerpoint II, LLC.

10.50 (3)	First Amendment to the Amended and Restated Credit Agreement among Bare Escentuals Beauty, Inc., Bare Escentuals, Inc., BNP Paribas and the lenders party thereto dated March 23, 2007.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2006 filed on November 11, 2007.

(2)             Incorporated by reference from our Current Report on Form 8-K filed on March 1, 2007.

(3)             Incorporated by reference from our Current Report on Form  8-K filed on April 2, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.
Date: May 14, 2007	By:	/s/ LESLIE A. BLODGETT
Leslie A. Blodgett
Chief Executive Officer and Director
	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick
Senior Vice President, Chief Financial Officer, Chief Operations Officer and Secretary