Form 10-Q
period 2007-07-01
BARE ESCENTUALS INC
filed 2007-08-14
CIK 1295557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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
YES      ☐   NO      ☒

At August 6, 2007, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 90,188,564.

Table of Contents

Bare Escentuals, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	July 1, 2007	December 31, 2006 (a)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,564	$20,875
Inventories	56,042	62,006
Accounts receivable, net of allowances of $5,875 and $3,427 at July 1, 2007 and December 31, 2006, respectively	34,477	30,759
Prepaid expenses and other current assets	10,507	6,249
Prepaid income taxes	3,055	—
Deferred tax assets	7,772	5,826
Total current assets	134,417	125,715
Property and equipment, net	32,049	21,111
Intangible assets, net	26,871	6,085
Deferred tax assets	—	1,092
Other assets	2,289	1,832
Total assets	$195,626	$155,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$17,624	$17,624
Accounts payable	28,867	25,357
Accrued liabilities	20,122	16,123
Accrued restructuring charges	23	172
Income taxes payable	—	101
Total current liabilities	66,636	59,377

Long-term debt, less current portion	282,376	321,639
Other liabilities	8,270	3,341

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.001 par value; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 200,000 shares authorized; 90,185 and 89,316 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively	90	89
Additional paid–in capital	405,157	378,063
Cumulative effect on accumulated deficit due to change in accounting principle	(952)	—
Accumulated other comprehensive income	103	—
Accumulated deficit	(566,054)	(606,674)
Total stockholders’ deficit	(161,656)	(228,522)
Total liabilities and stockholders’ deficit	$195,626	$155,835

(a)          Condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements.

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(unaudited)		(unaudited)
Sales, net	$124,144	$96,185	$239,757	$186,100
Cost of goods sold	37,578	26,937	71,028	52,133
Gross profit	86,566	69,248	168,729	133,967
Expenses:
Selling, general and administrative	43,536	33,172	82,721	62,856
Depreciation and amortization, relating to selling, general and administrative	1,860	506	2,800	971
Stock-based compensation, relating to selling, general and administrative	1,779	1,523	3,390	2,467
Operating income	39,391	34,047	79,818	67,673
Interest expense	(6,274)	(12,887)	(13,085)	(21,870)
Debt extinguishment costs	—	(3,391)	—	(3,391)
Interest income	487	345	828	631
Income before provision for income taxes	33,604	18,114	67,561	43,043
Provision for income taxes	13,389	7,640	26,941	18,035
Net income	$20,215	$10,474	$40,620	$25,008

Basic	$0.22	$0.15	$0.45	$0.36
Diluted	$0.22	$0.15	$0.44	$0.35
Cash dividend per common share	$—	$4.81	$—	$4.81

Weighted-average shares used in per share calculations:
Basic	90,021	69,777	89,725	69,461
Diluted	93,091	71,703	92,804	71,785

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	July 1, 2007	July 2, 2006
	(unaudited)
Operating activities
Net income	$40,620	$25,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,995	971
Amortization of intangible assets	805	—
Amortization of debt issuance costs	139	80
Debt extinguishment costs	—	3,391
Stock-based compensation	3,390	2,467
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(2,286)	(7,507)
Deferred income tax provision (benefit)	(827)	(34)
Other	42	—
Changes in assets and liabilities:
Inventories	7,909	(9,398)
Accounts receivable	(2,021)	(10,670)
Income taxes	1,337	2,539
Prepaid expenses and other current assets	(981)	(78)
Other assets	(596)	(879)
Accounts payable and accrued liabilities	(2,186)	4,608
Other liabilities	667	259
Net cash provided by operating activities	48,007	10,757

Investing activities
Purchase of property and equipment	(12,206)	(4,293)
Acquisition of business, net of $1,847 of cash and cash equivalents acquired	(18,657)	—
Net cash used in investing activities	(30,863)	(4,293)

Financing activities
Proceeds from issuance of Senior Term Loans and First and Second Lien Term Loans	—	206,583
Repayments on Senior Term Loans and First and Second Lien Term Loans	(39,263)	(7,657)
Proceeds from issuance of Subordinated Notes Payable	—	125,000
Payments for debt issuance costs	—	(4,122)
Dividend paid in connection with the Recapitalization transactions	—	(340,427)
Proceeds from issuance of common stock in public offerings	22,645	—
Payment of transaction costs in connection with public offerings	(1,562)	—
Excess tax benefit from stock option exercises and disqualifying disposition of shares	2,286	7,507
Exercise of stock options	336	1,309
Proceeds from issuance of common stock to directors	—	300
Net cash used in financing activities	(15,558)	(11,507)
Effect of foreign currency exchange rate changes on cash	103	—
Net increase (decrease) in cash and cash equivalents	1,689	(5,043)
Cash and cash equivalents, beginning of period	20,875	18,675
Cash and cash equivalents, end of period	$22,564	$13,632

Supplemental disclosure of cash flow information
Cash paid for interest	$13,133	$25,689
Cash paid for income taxes	$28,903	$15,526

Supplemental disclosure of noncash investing and financing activities
Shares issued in lieu of transaction fees	$—	$2,442

See accompanying notes.

BARE ESCENTUALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Business

Bare Escentuals, Inc., together with its subsidiaries (“Bare Escentuals” or the “Company”), develops, markets, and sells branded cosmetics, skin care and body care products under the i.d. bareMinerals, i.d., RareMinerals and namesake Bare Escentuals brands, and professional skin care products under the md formulations brand. The i.d. bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model consisting of infomercials, specialty beauty retailers, Company-owned boutiques, home shopping television, and spas and salons. The Company’s international distributors are primarily located in Western Europe, Asia, and Australia.

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of July 1, 2007, the condensed consolidated statements of operations for the three and six months ended July 1, 2007 and July 2, 2006, and the condensed consolidated statements of cash flows for the six months ended July 1, 2007 and July 2, 2006, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of July 1, 2007, its results of operations for the three and six months ended July 1, 2007 and July 2, 2006, and its cash flows for the six months ended July 1, 2007 and July 2, 2006.  The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 30, 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

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

Fiscal Quarter

The Company’s fiscal quarters end on the Sunday closest to March 31, June 30, September 30 and December 31.  The three months ended July 1, 2007 and July 2, 2006 each contained 13 weeks.  The six months ended July 1, 2007 and July 2, 2006 each contained 26 weeks.

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

Sales generated through credit card purchases for the three and six months ended July 1, 2007 were approximately 46.5% and 47.9%, respectively, and approximately 49.2% and 49.7% for the three and six months ended July 2, 2006, respectively.  The Company uses third parties to collect its credit card receivables and believes that its credit risk related to these sales is limited. The Company performs ongoing credit evaluations of its wholesale customers not paying by credit card and acquires credit insurance for certain international customers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable, which are included in the wholesale segment:

	July 1, 2007	December 31, 2006
Customer A	25%	11%
Customer B	16%	23%
Customer C	31%	31%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Customer A	12%	16%	12%	15%
Customer B	15%	11%	14%	12%
Customer C	15%	15%	15%	14%

As of July 1, 2007 and December 31, 2006, the Company had no off-balance sheet concentrations of credit risk, such as option contracts or other hedging arrangements.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The estimated fair value of cash, cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. At July 1, 2007, all of the Company’s outstanding debt was variable-rate debt. The estimated fair value of the Company’s variable-rate debt approximates its carrying value, since the rate of interest on the variable-rate debt is determined at a margin over LIBOR or the lenders’ base rate plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio, and such rates are revised frequently, based upon current LIBOR or the lenders’ base rate.

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

Goodwill and Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions.  Goodwill and indefinite-lived intangibles are not amortized, but rather are subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives, generally two to three years.

The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date.  In evaluating goodwill, management compares the total book value of the reporting unit to the fair value of those reporting units. The fair value of the Company is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Through July 1, 2007, no impairment charge has been required.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method. Debt issuance costs paid directly to lending institutions are recorded as a debt discount, while debt issuance costs paid to third parties are recorded as other assets.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (‘‘Statement 123(R)’’) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to Statement 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates.

The compensation cost charged to operations pursuant to Statement 123(R) was $1,779,000 and $3,390,000 for the three and six months ended July 1, 2007, respectively, and $1,345,000 and $2,289,000 for the three and six months ended July 2, 2006, respectively.  The Company records stock-based compensation on a separate operating expense line item in its statement of operations due to the fact that, to date, all of its stock-based awards have been made to employees whose salaries are classified as selling, general and administrative expenses.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded as other comprehensive income in the accompanying consolidated statements of changes in stockholders’ equity (deficit) and comprehensive income. Revenue and expense amounts are translated at average rates during the period.

Revenue Recognition

The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104 Revenue Recognition, and other applicable revenue recognition guidance and interpretations. The Company records revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale), infomercial customers, and online shopping customers or when purchased by customers at Company-owned boutiques, each net of estimated returns. For consignment sales, which include sales to QVC and a Japanese distributor, the Company recognizes sales, net of expected returns from consignees, upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at retail locations. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return that are accounted for in accordance with Statement 48, Revenue Recognition When Right of Return Exists. The Company’s standard terms for retail sales, including infomercial sales and sales at Company-owned boutiques, limit returns to approximately 30 to 90 days after the sale of the merchandise. For wholesale sales, as is customary in the cosmetics industry, the Company allows returns from wholesale customers if properly requested and approved.  The Company regularly evaluates returns and accrues for expected future returns that relate to sales prior to the balance sheet date utilizing a combination of historical and current trends. Deferred revenue reflects amounts received from customers related to merchandise to be shipped in future periods.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (Note 13). In connection with the adoption of FIN 48, the Company changed its accounting policy and now recognizes accrued interest and penalties related to income tax matters in income tax expense. These amounts were previously classified in selling, general and administrative expenses.

Earnings per Share

A calculation of earnings per share, as reported is as follows (in thousands, except per share data):

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Numerator:
Net income	$20,215	$10,474	$40,620	$25,008

Denominator:
Weighted average common shares used in per share calculations — basic	90,021	69,777	89,725	69,461
Add: Common stock equivalents from exercise of stock options	3,070	1,926	3,079	2,324
Weighted-average common shares used in per share calculations — diluted	93,091	71,703	92,804	71,785
Net income per share
Basic	$0.22	$0.15	$0.45	$0.36
Diluted	$0.22	$0.15	$0.44	$0.35

For the three and six months ended July 1, 2007, options to purchase 56,000 and 116,000 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.  For the three and six months ended July 2, 2006, no shares of common stock were excluded from the calculation of weighted average shares for diluted net income per share.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that under U.S. generally accepted accounting principles are excluded from results of operations. Specifically, the Company’s other comprehensive income is comprised of foreign currency translation adjustments from subsidiaries not using the U.S. dollar as their functional currency.  Other comprehensive income was $103,000 for the three and six months ended July 1, 2007.  There was no other comprehensive income for the three and six months ended July 2, 2006.

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

3.              Acquisition

On April 3, 2007, the Company completed its acquisition of U.K.-based Cosmeceuticals Limited (“Cosmeceuticals”), which distributes Bare Escentuals’ bareMinerals, md formulations and MD Forte brands primarily to spas and salons and QVC U.K.  The acquired entity has been renamed Bare Escentuals UK Ltd.  The consideration for the purchase was cash of $22.9 million, comprised of $19.8 million in cash consideration and $3.1 million of transaction costs. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

The total purchase price of $22.9 million has been preliminarily allocated as follows: $12.8 million to goodwill, $8.8 million to identifiable intangible assets comprised of customer relationships of $8.0 million and $0.8 million for non-compete agreements, $4.2 million to net tangible assets acquired, and $2.9 million to deferred tax liability. The estimated useful economic lives of the identifiable intangible assets acquired are three years. As of July 1, 2007, the purchase price allocation is preliminary and subject to adjustment for final valuation of assets and taxes.

As of July 1, 2007, approximately $2.3 million of the purchase price was unpaid and is included in accrued liabilities.  Additionally, included in prepaid expenses and other current assets is $3.2 million due from the previous shareholders of the acquired company.

4.              Inventories

Inventories consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Raw materials and components	$3,179	$2,737
Finished goods	52,863	59,269
	$56,042	$62,006

5.              Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Furniture and equipment	$5,201	$4,234
Computers and software	9,340	4,732
Leasehold improvements	17,683	13,891
	32,224	22,857
Accumulated depreciation and amortization	(7,262)	(5,170)
	24,962	17,687
Construction-in-progress	7,087	3,424
Property and equipment, net	$32,049	$21,111

6.              Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Goodwill	$15,643	$2,852
Customer relationships	8,000	—
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	800	—
	29,435	7,844
Accumulated amortization	(2,564)	(1,759)
Intangible assets, net	$26,871	$6,085

7.              Other Assets

Other assets consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Debt issuance costs, net of accumulated amortization of $139 and $61 at July 1, 2007 and December 31, 2006, respectively	$918	$1,057
Other assets	1,371	775
	$2,289	$1,832

8.              Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Interest	$1,183	$1,438
Employee compensation and benefits	6,106	7,437
Purchase price for acquisition	2,392	—
Gift certificates and customer liabilities	1,627	1,975
Sales taxes and local business taxes	1,797	1,339
Royalties	1,559	1,192
Deferred revenue	1,705	898
Other	3,753	1,844
	$20,122	$16,123

9.              Revolving Lines of Credit

In February 2005, the Company established a revolving credit facility of up to $15,000,000 (the “Revolver”), the proceeds of which were to provide financing for working capital and other general corporate purposes of the Company. The Revolver has a term of six years expiring on February 18, 2011. In June 2006, the Company increased the Revolver up to $25,000,000. In December 2006, the terms of the Revolver were further amended to eliminate the requirement that the net proceeds from the issuance of equity securities by us or any of our subsidiaries be applied to prepay loans under the credit agreement. The amendment also reduced the interest rate margins applicable to LIBOR loans and base rate loans, provided for a further reduction in the interest rate margins if we achieve a specified consolidated leverage ratio and specified debt rating, and amended some of the financial covenants. Amounts available under the Revolver are based on eligible collateral that includes certain accounts receivable and inventory and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit.  At July 1, 2007, $24,900,000 was available and $100,000 was outstanding in letters of credit. Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either a margin over LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio and debt rating (2.25% plus LIBOR or 1.25% plus lenders’ base rate; actual rate of 7.57% at July 1, 2007 and 7.85% at December 31, 2006). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

10.       Long-Term Debt

Long-term debt consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
First Lien Term Loan	$300,000	$339,263
Less current portion	(17,624)	(17,624)
Total long-term debt, net of current portion	$282,376	$321,639

First and Second Lien Term Loans

On June 7, 2006, the Company and its lenders agreed to restructure its existing senior secured credit facilities to increase the Company’s borrowings by an additional aggregate principal amount of $331,583,000 to a total of $588,759,000, comprised of additional first lien term loans (the “First Lien Term Loans”) of $118,583,000 to a total of $354,759,000, and additional second lien term loans (the “Second Lien Term Loans”) of $88,000,000 to a total of $234,000,000. On October 4, 2006, the Company used a portion of the net proceeds received from its initial public offering to repay in full the Second Lien Term Loans and to repay a portion of the First Lien Term Loans. The First Lien Term Loans have an original term of seven years expiring on February 18, 2012. The First Lien Term Loans bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of July 1, 2007 and December 31, 2006, the interest rates on the First Lien Term Loans were accruing at 7.57% and 7.85%, respectively.  As of July 1, 2007, $300,000,000 was outstanding on the First Lien Term Loans.

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

Borrowings under the Revolver (Note 9) and the First Lien Term Loans are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007.  The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates.

Scheduled Maturities of Long-Term Debt

At July 1, 2007, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
Remainder of the year ending December 30, 2007	$8,812
December 28, 2008	17,624
January 3, 2010	17,624
January 2, 2011	17,624
January 1, 2012	202,676
December 30, 2012	35,640
$300,000

11.  Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, and office space under noncancelable operating leases with various expiration dates through March 2018. Additionally, the Company subleases certain real property to third parties.  Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at July 1, 2007. These future payments are subject to foreign currency exchange rate risk.  The future minimum annual payments and anticipated sublease income under such leases in effect at July 1, 2007, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
Remainder of the year ending December 30, 2007	$2,568	$16	$2,552
December 28, 2008	7,853	30	7,823
January 3, 2010	7,999	30	7,969
January 2, 2011	7,606	30	7,576
January 1, 2012	7,316	30	7,286
Thereafter	32,234	—	32,234
	$65,576	$136	$65,440

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $4,209,000 and $6,760,000 for the three and six months ended July 1, 2007, respectively, and $2,238,000 and $3,694,000 for the three and six months ended July 2, 2006, respectively.  Total rent expense included contingent rentals of $563,000 and $1,094,000 for the three and six months ended July 1, 2007, respectively, and $394,000 and $723,000 for the three and six months ended July 2, 2006, respectively.  Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions.  As of July 1, 2007, under the terms of its corporate office lease, the Company issued an irrevocable standby letter of credit of $100,000 to the lessor for the term of the lease.

Royalty Agreements

The Company is a party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the three and six months ended July 1, 2007 was $150,000 and $300,000, respectively, and $150,000 and $300,000 for the three and six months ended July 2, 2006, respectively.

The Company has obtained a worldwide exclusive right to license, develop, commercialize, and distribute certain licensed ingredients to be used in products to be sold by the Company. This agreement requires the Company to make payments upon achievement of certain product milestones. In addition, this agreement requires the Company to pay a royalty of 3.5% of the net sales upon successful launch of the first product, subject to certain minimum annual royalty amounts. The Company launched commercial sales of the products containing the licensed ingredients during the year ended December 31, 2006. The minimum royalty amount is $400,000 for 2007 and $500,000 for 2008 after which time the Company may renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the commercial launch. The Company’s expense under this agreement for the three and six months ended July 1, 2007 was $213,000 and $426,000, respectively, and $44,000 and $192,000 for the three and six months ended July 2, 2006, respectively.

Contingencies

The Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company’s financial position or results of operation.

12.  Related-Party Transactions

On June 10, 2004, the Company entered into a Management Agreement (‘‘Berkshire Agreement’’) with Berkshire Partners LLC (“Berkshire”). Under the Berkshire Agreement, the Company engaged Berkshire to provide management advisory services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the agreement. The Berkshire Agreement was terminated upon completion of our initial public offering on October 4, 2006. Total management fees plus expenses recognized under the Berkshire Agreement for the three and six months ended July 2, 2006 was $92,000 and $181,000, respectively, which was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

On June 10, 2004, the Company also entered into a Management Agreement (‘‘JHP Agreement’’) with JH Partners, LLC (“JHP”). Under the JHP Agreement, the Company engaged JHP to provide management advisory services in connection with the general business operations of the Company.  In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the JHP Agreement. The JHP Agreement was terminated upon completion of our initial public offering on October 4, 2006. Total management fees plus expenses recognized under this Agreement for the three and six months ended July 2, 2006 was $75,000 and $207,000, respectively, which was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

FH Capital Partners LLC is 50%-owned by an affiliate of the Company’s former chairman, a major stockholder. In December 2001 and May 2002, the Company entered into agreements with FH Capital Partners LLC to rent certain computer hardware, software, and licenses under operating lease agreements. During the six months ended July 1, 2007, the Company purchased the equipment under these lease agreements.  Total expense recognized relating to these arrangements for the three and six months ended July 1, 2007 was zero and $16,900, respectively, and for the three and six months ended July 2, 2006 was $7,500 and $12,500, respectively, which was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

13.  Income Taxes

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

The Company adopted FIN 48 on January 1, 2007.  As a result of the adoption of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $952,000 cumulative effect adjustment to increase the beginning balance of accumulated deficit on the Company’s balance sheet.  As of July 1, 2007, the total amount of unrecognized tax benefits, including related interest, was $4,135,000.  This amount includes $2,207,000 of unrecognized tax benefits which would decrease the Company’s effective tax rate if recognized.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease within the next twelve months and that change could be significant.  However, the Company is unable to estimate the range of possible changes to the amount of unrecognized tax benefits within the next twelve months.

As of July 1, 2007, the Company had approximately $817,000 of accrued interest related to uncertain tax positions. The Company files United States federal income tax returns and income tax returns in multiple state jurisdictions.  The tax years 2003-2006 remain open to examination by the major taxing jurisdictions. In July 2007, the U.S. Internal Revenue Service completed its audit of the Company’s U.S. federal income tax returns for 2004, which resulted in no changes to reported tax for that year.  The outcome of this audit had no impact to the amounts recorded in the financial statements.

14.  Stockholders’ Equity

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

On June 19, 2007, the Company completed a follow-on underwritten public offering pursuant to which the Company sold 100,000 shares and selling stockholders sold an additional 7,900,000 shares.  The Company received net proceeds of approximately $3.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.

15.  Stock-Based Employee Compensation Plans

As of July 1, 2007, the Company had reserved 10,622,782 shares of common stock for issuance.

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

A summary of activity under the 2004 Plan is set forth below.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2006	—	6,211,293	$2.68
Exercised	—	(194,708)	1.73
Canceled	118,477	(118,477)	4.36
Cancellation of remaining options available for grant	(118,477)	—	—
Balance at July 1, 2007	—	5,898,108	$2.68

At July 1, 2007, total outstanding options vested under the 2004 Plan were 530,321 at a weighted-average exercise price of $4.34.

The total intrinsic value of options exercised under the 2004 Plan for the six months ended July 1, 2007 was $6,998,000.

2006 Equity Incentive Plan

On September 12, 2006, the stockholders of the Company approved the 2006 Equity Incentive Award Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. A total of 4,500,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant. Those awards generally vest over a period of five years from the date of grant and have a maximum term of ten years.

A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2006	4,441,947	164,250	$30.95
Rolled over from 2004 Plan	118,477	—	—
Granted	(121,625)	121,625	37.18
Canceled	3,500	(3,500)	22.00
Balance at July 1, 2007	4,442,299	282,375	$33.74

At July 1, 2007, there were no outstanding options vested under the 2006 Plan.

The total cash received from employees as a result of employee stock option exercises under all plans for the six months ended July 1, 2007 was $336,000. In connection with these exercises, the tax benefits realized by the Company for the six months ended July 1, 2007 was $2,286,000.

16.          Segment and Geographic Information

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

	Retail	Wholesale	Corporate	Total
Three Months ended July 1, 2007
Sales, net	$50,979	$73,165	$—	$124,144
Cost of goods sold	10,642	26,936	—	37,578
Gross profit	40,337	46,229	—	86,566
Operating expenses:
Selling, general and administrative	22,969	3,807	16,760	43,536
Depreciation and amortization	309	21	1,530	1,860
Stock-based compensation	—	—	1,779	1,779
Total expenses	23,278	3,828	20,069	47,175
Operating income (loss)	17,059	42,401	(20,069)	39,391
Interest expense				(6,274)
Interest income				487
Income before provision for income taxes				33,604
Provision for income taxes				13,389
Net income				$20,215

	Retail	Wholesale	Corporate	Total
Three Months ended July 2, 2006
Sales, net	$44,553	$51,632	$—	$96,185
Cost of goods sold	8,774	18,163	—	26,937
Gross profit	35,779	33,469	—	69,248
Operating expenses:
Selling, general and administrative	19,849	2,435	10,888	33,172
Depreciation and amortization	169	—	337	506
Stock-based compensation	—	—	1,523	1,523
Total expenses	20,018	2,435	12,748	35,201
Operating income (loss)	15,761	31,034	(12,748)	34,047
Interest expense				(12,887)
Debt extinguishment costs				(3,391)
Interest income				345
Income before provision for income taxes				18,114
Provision for income taxes				7,640
Net income				$10,474

	Retail	Wholesale	Corporate	Total
Six Months ended July 1, 2007
Sales, net	$102,387	$137,370	$—	$239,757
Cost of goods sold	21,554	49,474	—	71,028
Gross profit	80,833	87,896	—	168,729
Operating expenses:
Selling, general and administrative	45,033	6,838	30,850	82,721
Depreciation and amortization	674	36	2,090	2,800
Stock-based compensation	—	—	3,390	3,390
Total expenses	45,707	6,874	36,330	88,911
Operating income (loss)	35,126	81,022	(36,330)	79,818
Interest expense				(13,085)
Interest income				828
Income before provision for income taxes				67,561
Provision for income taxes				26,941
Net income				$40,620

	Retail	Wholesale	Corporate	Total
Six Months ended July 2, 2006
Sales, net	$86,617	$99,483	$—	$186,100
Cost of goods sold	17,742	34,391	—	52,133
Gross profit	68,875	65,092	—	133,967
Operating expenses:
Selling, general and administrative	38,496	4,495	19,865	62,856
Depreciation and amortization	327	—	644	971
Stock-based compensation	—	—	2,467	2,467
Total expenses	38,823	4,495	22,976	66,294
Operating income (loss)	30,052	60,597	(22,976)	67,673
Interest expense				(21,870)
Debt extinguishment costs				(3,391)
Interest income				631
Income before provision for income taxes				43,043
Provision for income taxes				18,035
Net income				$25,008

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	July 1, 2007	December 31, 2006
Retail	$11,711	$8,398
Wholesale	572	138
Corporate	19,956	12,715
	$32,239	$21,251

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

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
North America	$114,335	$91,954	$221,600	$177,719
International	9,809	4,231	18,157	8,381
Sales, net	$124,144	$96,185	$239,757	$186,100

17.       Restructuring Costs

As a result of the Company’s growth and a change in strategy to improve its operations, the Company relocated both the corporate and distribution center facilities during the year ended January 1, 2006. Related to these relocations, the Company exited two facilities that had operating lease commitments through June 2007. These exit costs were accounted for in accordance with Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  Costs primarily represent closure and relocation costs of the Company’s corporate headquarters and distribution center. Closure costs include payments required under lease contracts after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the closure costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). During the year ended December 31, 2006, the Company discontinued the use of one of its office floors located at its former corporate facility and recorded additional restructuring costs of $114,000. As of December 31, 2006 and July 1, 2007, the remaining $172,000 and $23,000 accrual, respectively, of lease termination costs, net of estimated sublease income, is expected to be paid on various dates through August 2007.

The following table set forth the exit activities for the six months ended July 1, 2007 (in thousands):

Accrual balance at December 31, 2006	$172
Cash paid	(149)
Accrual balance at July 1, 2007	$23

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from the results discussed below and in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part II, Item 1A, “Risk Factors” below and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 30, 2007.  The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes hereto included elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

Our business is comprised of two strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

•                  Our retail segment, which is characterized by sales directly to end users, includes our infomercials, which include sales of our infomercial offers through our websites www.bareminerals.com and www.bareescentuals.com, and company-owned boutiques, which include sales through our websites www.mdformulations.com and www.bareescentuals.com. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue because a substantial percentage of new consumers participate in our continuity program. Our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations.

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

Basis of Presentation

We recognize revenue in accordance with the requirements of Staff Accounting Bulletin No. 104 Revenue Recognition, and other applicable revenue recognition guidance and interpretations. The Company records revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  Revenue is recognized when merchandise is shipped from a warehouse to wholesale customers, infomercial customers and online shopping customers or when purchased by consumers at company-owned boutiques, each net of estimated returns (except in the case of our consignment sales). For our consignment sales, we recognize sales, net of estimated returns, upon shipment from our consignment partners to their customers. We recognize postage and handling charges we bill to customers as revenue upon shipment of the related merchandise.

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

Selling, general and administrative expenses include infomercial production and media costs, advertising costs, rent and other store operating costs and corporate costs such as management salaries, information technology, professional fees, finance and accounting personnel, human resources personnel and other administrative functions. Selling, general, and administrative expenses also include all of our distribution center and fulfillment costs, including all warehousing costs associated with our third-party fulfillment provider and receiving and inspection costs that we do not include in cost of goods sold, which are comprised primarily of headcount-related costs at our own distribution center and at our third-party fulfillment provider. Receiving and inspection costs and warehousing costs are excluded from our gross margins and, therefore, our gross margins may not be comparable to those of other companies that choose to include certain of these costs in cost of goods sold. We are unable to provide an estimate of these costs, but we believe these costs are not material. Fluctuations in selling, general and administrative expenses result primarily from changes in media and advertising expenditures, changes in fulfillment costs which increase proportionately with net sales, particularly infomercial sales, changes in store operating costs, which are affected by the number of stores opened in a period, and changes in corporate costs such as for headcount and infrastructure to support our operations. We anticipate that our selling, general and administrative expenses will increase in absolute dollars as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, such as increased legal and accounting costs, investor relations costs and higher insurance premiums.

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

Interest expense includes interest costs associated with our credit facilities and the amortization of deferred financing costs associated with these credit facilities. We anticipate that our interest expense in the future will decrease in absolute terms and as a percentage of net sales as we continue to make scheduled repayments of our outstanding indebtedness.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically, we have only been subject to taxation in the United States because we have either sold to consumers in the United States or sold to distributors in the United States who resold our products here and abroad. However, as a result of our acquisition in the second fiscal quarter of 2007, we began to sell our products directly to customers located outside of the United States and we became subject to taxation based on the foreign statutory rates in the countries where those sales took place.  Our effective tax rate could fluctuate accordingly. For fiscal 2007, we anticipate that our effective tax rate will be approximately 40% of our income before provision for income taxes.

Results of Operations

The following is a discussion of our results of operations for the three months ended July 1, 2007 compared to the three months ended July 2, 2006 and for the six months ended July 1, 2007 compared to the six months ended July 2, 2006.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended				Six months ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
	(in thousands, except percentages)
Sales, net	$124,144	100%	$96,185	100.0%	$239,757	100.0%	$186,100	100.0%
Cost of goods sold	37,578	30.3	26,937	28.0	71,028	29.6	52,133	28.0
Gross profit	86,566	69.7	69,248	72.0	168,729	70.4	133,967	72.0
Expenses:
Selling, general and administrative	43,536	35.1	33,172	34.5	82,721	34.5	62,856	33.8
Depreciation and amortization	1,860	1.5	506	0.5	2,800	1.2	971	0.5
Stock-based compensation	1,779	1.4	1,523	1.6	3,390	1.4	2,467	1.3
Total operating expenses	47,175	38.0	35,201	36.6	88,911	37.1	66,294	35.6
Operating income	39,391	31.7	34,047	35.4	79,818	33.3	67,673	36.4
Other income (expense):
Interest expense	(6,274)	(5.0)	(12,887)	(13.4)	(13,085)	(5.5)	(21,870)	(11.8)
Debt extinguishment costs	—	—	(3,391)	(3.5)	—	—	(3,391)	(1.8)
Interest income	487	0.4	345	0.3	828	0.3	631	0.3
Income before provision for income taxes	33,604	27.1	18,114	18.8	67,561	28.1	43,043	23.1
Provision for income taxes	13,389	10.8	7,640	7.9	26,941	11.2	18,035	9.7
Net income	$20,215	16.3%	$10,474	10.9%	$40,620	16.9%	$25,008	13.4%

Net sales by business segment and distribution channel and percentage of net sales for the three and six months ended July 1, 2007 and the three and six months ended July 2, 2006 are as follows:

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
	(in thousands, except percentages)
Retail
Infomercial	$31,583	25.4%	$31,790	33.0%	$65,857	27.5%	$62,338	33.5%
Boutiques	19,396	15.6	12,763	13.3	36,530	15.2	24,279	13.0
Total retail	50,979	41.0	44,553	46.3	102,387	42.7	86,617	46.5
Wholesale
Premium wholesale	37,599	30.3	25,077	26.1	73,179	30.5	48,905	26.3
Home shopping television	16,270	13.1	14,916	15.5	29,964	12.5	27,282	14.7
Spas and salons	14,099	11.4	7,409	7.7	24,058	10.0	14,915	8.0
International distributors	5,197	4.2	4,230	4.4	10,169	4.3	8,381	4.5
Total wholesale	73,165	59.0	51,632	53.7	137,370	57.3	99,483	53.5
Sales, net	$124,144	100.0%	$96,185	100.0%	$239,757	100.0%	$186,100	100.0%

Gross profit and gross margin by business segment for the three and six months ended July 1, 2007 and the three and six months ended July 2, 2006 are as follows:

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
	(in thousands, except percentages)
Retail	$40,337	79.1%	$35,779	80.3%	$80,833	78.9%	$68,875	79.5%
Wholesale	46,229	63.2	33,469	64.8	87,896	64.0	65,092	65.4
Gross profit/gross margin	$86,566	69.7%	$69,248	72.0%	$168,729	70.4%	$133,967	72.0%

Three months ended July 1, 2007 compared to three months ended July 2, 2006
Sales, net

Net sales for the three months ended July 1, 2007 increased to $124.1 million from $96.2 million in the three months ended July 2, 2006, an increase of $28.0 million, or 29.1%. This increase was primarily attributable to continued growth in sales of our i.d. bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels and increase awareness through greater media spending. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased 14.4% to $51.0 million in the three months ended July 1, 2007 from $44.6 million in the three months ended July 2, 2006. Net sales from boutiques increased 52.0% to $19.4 million in the three months ended July 1, 2007 from $12.8 million in the three months ended July 2, 2006, due to improved productivity at our existing locations as well as a net increase of nine boutiques open as of July 1, 2007 compared to July 2, 2006. As of July 1, 2007 and July 2, 2006, we had 39 and 30 open company owned boutiques, respectively. Offset against this was a decrease of 0.7% in net sales from infomercials to $31.6 million in the three months ended July 1, 2007 from $31.8 million in the three months ended July 2, 2006, following the launch of our new infomercial in the second fiscal quarter of 2007.

Wholesale. Net wholesale sales increased 41.7% to $73.2 million in the three months ended July 1, 2007 from $51.6 million in the three months ended July 2, 2006. Net sales in our premium wholesale channel increased 49.9% to $37.6 million in the three months ended July 1, 2007 from $25.1 million in the three months ended July 2, 2006, resulting from strong consumer demand and expansion into additional retail locations at Ulta and Sephora.  Net sales to our home shopping television customer grew by 9.1% to $16.3 million in the three months ended July 1, 2007 from $14.9 million in the three months ended July 2, 2006, as a result of increased sales of our products through QVC’s website, catalogs and continuity programs and the inclusion of sales to QVC in the UK in the three months ended July 1, 2007.  Net sales to spas and salons increased 90.3% to $14.1 million in the three months ended July 1, 2007 from $7.4 million in the three months ended July 2, 2006, largely due to the continued growth in sales of our core i.d. bareMinerals cosmetics line in this channel and the inclusion of sales to spas and salons in the UK in the three months ended July 1, 2007. Net sales to our international distributors increased by 22.9% to $5.2 million in the three months ended July 1, 2007 from $4.2 million in the three months ended July 2, 2006, primarily as a result of the increased penetration of our i.d. bareMinerals cosmetics line into this distribution channel.

Gross profit

Gross profit increased 25.0% to $86.6 million in the three months ended July 1, 2007 from $69.2 million in the three months ended July 2, 2006. Our retail segment gross profit increased 12.7% to $40.3 million in the three months ended July 1, 2007 from $35.8 million in the three months ended July 2, 2006, driven principally by growth in our boutiques sales channels. Our wholesale segment gross profit increased 38.1% to $46.2 million in the three months ended July 1, 2007 from $33.5 million in the three months ended July 2, 2006, due to increases in sales across all wholesale distribution channels.

Gross margin decreased approximately 2.3% to 69.7% in the three months ended July 1, 2007 from 72.0% in the three months ended July 2, 2006. This overall decrease in the three months ended July 1, 2007 is due both to a decrease in gross margins within both retail and wholesale segments as well as to wholesale sales comprising a larger percentage of total net sales compared to the three months ended July 2, 2006, which have lower gross margins than retail segment sales. Within the retail segment, gross margin decreased to 79.1% in the three months ended July 1, 2007 from 80.3% in the three months ended July 2, 2006, primarily due to increased royalty costs associated with sales of our products through the web.  Within the wholesale segment, gross margin decreased to 63.2% in the three months ended July 1, 2007 from 64.8% in the three months ended July 2, 2006, primarily as a result of a change in product mix and sales mix between channels and customers.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 31.2% to $43.5 million in the three months ended July 1, 2007 from $33.2 million in the three months ended July 2, 2006. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $5.9 million, including increased headcount costs, headquarters facilities costs, distribution center costs, other corporate costs and infrastructure costs relating to our UK acquisition, as well as increased expenses to support sales growth, including $2.3 million in increased store operating costs, $1.0 million in increased payroll expenses and $0.8 million in increased media spending. As a percentage of net sales, selling, general and administrative expenses increased 0.6% to 35.1% from 34.5%, primarily due to corporate expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased 267.6% to $1.9 million in the three months ended July 1, 2007 from $0.5 million in the three months ended July 2, 2006. This increase was primarily attributable to $0.8 million of amortization of intangible assets from our recent acquisition and higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense increased 16.8% to $1.8 million in the three months ended July 1, 2007 from $1.5 million in the three months ended July 2, 2006. This increase resulted primarily from the granting of additional stock options in the last half of 2006 and the first half of 2007.

Operating income

Operating income increased 15.7% to $39.4 million in the three months ended July 1, 2007 from $34.0 million in the three months ended July 2, 2006. This increase was largely due to increases in operating income in both our retail and wholesale segments, reflecting growth across all sales channels, partially offset by an increased operating loss in our corporate segment.

 Our retail segment operating income increased 8.2% to $17.1 million in the three months ended July 1, 2007 from $15.8 million in the three months ended July 2, 2006, which was largely driven by growth in all of our boutiques sales channels. Our increased sales in the retail segment contributed to an increase in gross profit of $4.6 million which was partially offset by an increase in operating expenses of $3.3 million. The increase in operating expenses was largely due to increased store operating costs of $2.3 million as a result of an increase in the number of boutiques open as of July 1, 2007 and $0.8 million in increased media spending.

Our wholesale segment operating income increased 36.6% to $42.4 million in the three months ended July 1, 2007 from $31.0 million in the three months ended July 2, 2006, due to increased sales gains across all wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $12.8 million which was partially offset by an increase in operating expense of $1.4 million.

Our corporate segment operating loss increased 57.4% to $20.1 million in the three months ended July 1, 2007 from $12.7 million in the three months ended July 2, 2006. This increase was largely due to an increase in corporate segment selling, general and administrative expense of $5.9 million, an increase in depreciation and amortization of $1.4 million and stock-based compensation of $0.3 million.  The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth and additional expenses associated with being a public company.

Interest expense

Interest expense decreased 51.3% to $6.3 million in the three months ended July 1, 2007 from $12.9 million in the three months ended July 2, 2006. The decrease was attributable to decreased debt balances in the three months ended July 1, 2007, primarily associated with repayment of outstanding indebtedness from proceeds of our initial public offering completed on October 4, 2006.

Interest income

Interest income increased 41.2% to $0.5 million in the three months ended July 1, 2007 from $0.3 million in the three months ended July 2, 2006.  The increase was primarily due to an increase in interest rates on our cash balances and higher average cash balances compared to the three months ended July 2, 2006.

Provision for income taxes

The provision for income taxes was $13.4 million, or 39.8% of income before provision for income taxes, in the three months ended July 1, 2007 compared to $7.6 million, or 42.2% of income before provision for income taxes, in the three months ended July 2, 2006. The increase resulted from higher income before provision for income taxes offset by a lower effective rate in the three months ended July 1, 2007 compared to the three months ended July 2, 2006. The decrease in the effective rate is mainly due to the elimination of the non-deductible interest as a result of our repayment in full of our aggregate principal amount outstanding of $125.0 million of our 15.0% subordinated notes on October 4, 2006.

Six months ended July 1, 2007 compared to six months ended July 2, 2006
Sales, net

Net sales for the six months ended July 1, 2007 increased to $239.8 million from $186.1 million in the six months ended July 2, 2006, an increase of $53.7 million, or 28.8%. This increase was primarily attributable to continued growth in sales of our i.d. bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels and increase awareness through greater media spending. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased 18.2% to $102.4 million in the six months ended July 1, 2007 from $86.6 million in the six months ended July 2, 2006. Net sales from infomercials increased 5.6% to $65.9 million in the six months ended July 1, 2007 from $62.3 million in the six months ended July 2, 2006, as a result of increased media spending and the growth of sales in our continuity program.  Net sales from boutiques increased 50.5% to $36.5 million in the six months ended July 1, 2007 from $24.3 million in the six months ended July 2, 2006, due to improved productivity at our existing locations as well as a net increase of 9 boutiques open as of July 1, 2007 compared to July 2, 2006. As of July 1, 2007 and July 2, 2006, we had 39 and 30 open company owned boutiques, respectively.

Wholesale. Net wholesale sales increased 38.1% to $137.4 million in the six months ended July 1, 2007 from $99.5 million in the six months ended July 2, 2006. Net sales in our premium wholesale channel increased 49.6% to $73.2 million in the six months ended July 1, 2007 from $48.9 million in the six months ended July 2, 2006, resulting from strong consumer demand and expansion into additional retail locations at Ulta and Sephora, including new Sephora locations in France.  Net sales to our home shopping television customer grew by 9.8% to $30.0 million in the six months ended July 1, 2007 from $27.3 million in the six months ended July 2, 2006, as a result of increased sales of our products through QVC’s website, catalogs and continuity programs and the inclusion of sales to QVC in the UK in the six months ended July 1, 2007. Net sales to spas and salons increased 61.3% to $24.1 million in the six months ended July 1, 2007 from $14.9 million in the six months ended July 2, 2006, largely due to the continued growth in sales of our core i.d. bareMinerals cosmetics line and the inclusion of sales to spas and salons in the UK in the six months ended July 1, 2007.  Net sales to our international distributors increased by 21.3% to $10.2 million in the six months ended July 1, 2007 from $8.4 million in the six months ended July 2, 2006, primarily as a result of the increased penetration of our i.d. bareMinerals cosmetics line into this distribution channel.

Gross profit

Gross profit increased 25.9% to $168.7 million in the six months ended July 1, 2007 from $134.0 million in the six months ended July 2, 2006. Our retail segment gross profit increased 17.4% to $80.8 million in the six months ended July 1, 2007 from $68.9 million in the six months ended July 2, 2006, driven principally by growth in our infomercial and boutiques sales channels. Our wholesale segment gross profit increased 35.0% to $87.9 million in the six months ended July 1, 2007 from $65.1 million in the six months ended July 2, 2006, due to increases in sales across all wholesale distribution channels.

Gross margin decreased approximately 1.6% to 70.4% in the six months ended July 1, 2007 from 72.0% in the six months ended July 2, 2006. This overall decrease in the six months ended July 1, 2007 is due both to a decrease in gross margins within both retail and wholesale segments as well as to wholesale sales comprising a larger percentage of total net sales compared to the six months ended July 2, 2006, which have lower gross margins than retail segment sales.  Within the retail segment, gross margin decreased to 78.9% in the six months ended July 1, 2007 from 79.5% in the six months ended July 2, 2006, primarily due to increased royalty costs associated with sales of our products through the web.  Within the wholesale segment, gross margin decreased to 64.0% in the six months ended July 1, 2007 from 65.4% in the six months ended July 2, 2006, primarily as a result of a change in product mix and sales between channels and customers.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 31.6% to $82.7 million in the six months ended July 1, 2007 from $62.9 million in the six months ended July 2, 2006. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $11.0 million, including increased headcount costs, headquarters facilities costs, distribution center costs, other corporate costs and infrastructure costs relating to our UK acquisition, as well as increased expenses to support sales growth, including $3.6 million in increased store operating costs, $1.9 million in increased media spending and $1.4 million in payroll expenses. As a percentage of net sales, selling, general and administrative expenses increased 0.7% to 34.5% from 33.8%, primarily due to corporate expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased 188.4% to $2.8 million in the six months ended July 1, 2007 from $1.0 million in the six months ended July 2, 2006. This increase was primarily attributable to $0.8 million of amortization of intangible assets from our recent acquisition and higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense increased 37.4% to $3.4 million in the six months ended July 1, 2007 from $2.5 million in the six months ended July 2, 2006. This increase resulted primarily from the granting of additional stock options in the last half of 2006 and the first half of 2007.

Operating income

Operating income increased 17.9% to $79.8 million in the six months ended July 1, 2007 from $67.7 million in the six months ended July 2, 2006. This increase was largely due to increases in operating income in both our retail and wholesale segments, reflecting growth across all sales channels, partially offset by an increased operating loss in our corporate segment.

 Our retail segment operating income increased 16.9% to $35.1 million in the six months ended July 1, 2007 from $30.1 million in the six months ended July 2, 2006, which was largely driven by growth in all of our retail sales channels with lower growth in our infomercial sales channel. Our increased sales in the retail segment contributed to an increase in gross profit of $12.0 million which was partially offset by an increase in operating expenses of $6.9 million. The increase in operating expenses was largely due to increased store operating costs of $3.6 million as a result of an increase in the number of boutiques open as of July, 2007, $1.9 million in increased media spending and $0.4 million of increased fulfillment costs due to increased sales.

Our wholesale segment operating income increased 33.7% to $81.0 million in the six months ended July 1, 2007 from $60.6 million in the six months ended July 2, 2006, due to increased sales gains across all wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $22.8 million which was partially offset by an increase in operating expense of $2.4 million.

Our corporate segment operating loss increased 58.1% to $36.3 million in the six months ended July 1, 2007 from $23.0 million in the six months ended July 2, 2006. This increase was largely due to an increase in corporate segment selling, general and administrative expense of $11.0 million, an increase in depreciation and amortization of $1.8 million and stock-based compensation of $0.9 million.  The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth and additional expenses associated with being a public company.

Interest expense

Interest expense decreased 40.2% to $13.1 million in the six months ended July 1, 2007 from $21.9 million in the six months ended July 2, 2006. The decrease was attributable to decreased debt balances in the six months ended July 1, 2007, primarily associated with repayment of outstanding indebtedness from proceeds of our initial public offering completed on October 4, 2006.

Debt extinguishment costs

Debt extinguishment costs decreased 100% to zero in the six months ended July 1, 2007 from $3.4 million in the six months ended July 2, 2006. The charge for the six months ended July 2, 2006 related to our June 2006 recapitalization.

Interest income

Interest income increased 31.2% to $0.8 million in the six months ended July 1, 2007 from $0.6 million in the six months ended July 2, 2006.  The increase was primarily due to an increase in interest rates on our cash balances and higher average cash balances compared to the six months ended July 2, 2006.

Provision for income taxes

The provision for income taxes was $26.9 million, or 39.9% of income before provision for income taxes, in the six months ended July 1, 2007 compared to $18.0 million, or 41.9% of income before provision for income taxes, in the six months ended July 2, 2006. The increase resulted from higher income before provision for income taxes offset by a lower effective rate in the six months ended July 1, 2007 compared to the six months ended July 2, 2006. The decrease in the effective rate is mainly due to the elimination of the non-deductible interest as a result of our repayment in full of our aggregate principal amount outstanding of $125.0 million of our 15.0% subordinated notes on October 4, 2006.

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

Our operations provided us cash of $48.0 million in the six months ended July 1, 2007. At July 1, 2007, we had working capital of $67.8 million, including cash and cash equivalents of $22.6 million, compared to working capital of $66.3 million, including $20.9 million in cash and cash equivalents, as of December 31, 2006. The $1.7 million increase in cash and cash equivalents resulted from cash provided by operations of $48.0 million, as a result of net income for the six months ended July 1, 2007 of $40.6 million, partially offset by cash used in investment activities of $30.9 million and cash used in financing activities of $15.6 million. The $1.5 million increase in working capital was primarily driven by increases in cash and cash equivalents, accounts receivable, prepaid expenses and other current assets and prepaid income tax, partially offset by a decrease in inventories and an increase in accounts payable and accrued liabilities.

Net cash used in investing activities was $30.9 million in the six months ended July 1, 2007, primarily attributable to our acquisition of U.K. based Cosmeceuticals, the opening of seven company-owned boutiques, and our continued investment in our corporate infrastructure. Our future capital expenditures will depend on the timing and rate of expansion of our businesses, information technology investments, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $15.6 million in the six months ended July 1, 2007, which consisted of repayments of $39.3 million on our first-lien term loan, partially offset by proceeds, net of transaction costs, of $21.1 million from our follow-on underwritten public offerings of common stock and an excess tax benefit of $2.3 million relating to stock option exercises.

Our revolving credit facility of $25.0 million, of which approximately $0.1 million in letters of credit is outstanding as of July 1, 2007 and our first-lien term loan of $300.0 million, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody’s rating. As of July 1, 2007, interest on the first-lien term loan was accruing at 7.57%.

At all times after October 2, 2007, we are required under our senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under our senior secured credit facilities, unless we satisfy specified coverage ratio tests. As of July 1, 2007, we satisfied these tests. If required, the interest rate protection must extend until February 2008. Currently, we do not engage in any hedging activities.

The terms of our senior secured credit facilities, require us to comply with financial covenants, including a maximum leverage ratio covenant. We are required to maintain a maximum leverage ratio (consolidated total debt to Adjusted EBITDA) of not greater than 4.5 to 1.0. As of July 1, 2007, our leverage ratio was 1.70 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and we were in compliance with these covenants as July 1, 2007.

On March 23, 2007, we amended our senior secured credit facilities to permit acquisitions of up to $30.0 million in any one fiscal year and up to $60.0 million in the aggregate and investments in foreign subsidiaries to $25.0 million.

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

On February 16, 2007, we filed a Registration Statement on Form S-1 (File No. 333-140763) with the Securities and Exchange Commission for a follow-on underwritten public offering. As amended, the Registration Statement provided for the sale of 12.0 million shares of our common stock, consisting of 0.6 million shares sold by us and 11.4 million shares by selling stockholders. In addition, the selling stockholders granted the underwriters the right to purchase up to an additional 1.8 million shares to cover over-allotments. The over-allotment option was exercised on March 19, 2007 by the underwriters. The follow-on underwritten public offering closed on March 19, 2007. We received approximately $18.1 million in net proceeds from this offering.

On May 14, 2007, we filed a Registration Statement on Form S-1 (File No. 333-142935) with the Securities and Exchange Commission for a follow-on underwritten public offering. As amended, the Registration Statement provided for the sale of 8.0 million shares of our common stock, consisting of 0.1 million shares sold by us and 7.9 million shares by selling stockholders. The follow-on underwritten public offering closed on June 19, 2007. We received approximately $3.0 million in net proceeds from this offering.

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures.  As part of our strategy, we intend to invest in making significant improvements to our systems. We also intend to open approximately nineteen new boutiques in 2007  (seven of which were open as of July 1, 2007) which will require additional capital expenditures. Finally, we also plan to continue to invest in our corporate infrastructure facilities. We anticipate that our capital expenditures in the year ending December 30, 2007 will be approximately $18.0 million. There can be no assurance that any such capital will be available on acceptable terms or at all. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, distribution facilities, and corporate offices under noncancelable operating leases with various expiration dates through March 2018. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at July 1, 2007. These future payments are subject to foreign currency exchange rate risk.  As of July 1, 2007, the scheduled maturities of our long-term contractual obligations were as follows:

	Remainder of the year ending December 30, 2007	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(amounts in millions )
Operating leases, net of sublease income	$2.5	$23.4	$14.7	$24.8	$65.4
Principal payments on long-term debt, including the current portion	8.8	52.9	238.3	—	300.0
Interest payments on long-term debt, including the current portion(1)	11.1	59.6	10.4	—	81.1
Minimum royalties under licensing arrangements	0.4	1.3	—	—	1.7
Total	$22.8	$137.2	$263.4	$24.8	$448.2

(1)             The interest payments on our long-term debt, including the current portion have been calculated using an estimated interest rate of 7.57% on the outstanding first-lien term loan, which were estimated based on the rate in effect as of July 1, 2007. A 1% change in interest rates on our variable rate debt would result in a change of $10.7 million in our total interest payments, of which $1.5 million would be in the remainder of the year ended December 30, 2007, $7.9 million would be in years 1-3 and $1.3 million would be in years 4-5.

We are also party to a sublicense agreement for use of certain patents associated with certain of our mineral-based skin care products. The agreement requires that we pay a quarterly royalty of 4.0% of the net sales of these skin care products up to the date of the last to expire licensed patent rights. This sublicense also requires minimum annual royalty payments of approximately $0.6 million for 2007 and thereafter. The minimum annual royalty payments have not been included in the schedule of long-term contractual obligations above as we can terminate the agreement at any time with six months written notice.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As of July 1, 2007, we had approximately $4.1 million of total unrecognized tax benefits, including related interest, of which $2.2 million, if recognized, would affect the effective income tax rate in future periods. However, as we are unable to determine the timing of the potential realization of our unrecognized tax benefits, we have excluded the total unrecognized tax benefits in the schedule of long-term contractual commitments above.

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

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands)
Net income	$20,215	$10,474	$40,620	$25,008
Plus: interest expense	6,274	12,887	13,085	21,870
Less: interest income	(487)	(345)	(828)	(631)
Plus: depreciation and amortization	1,860	506	2,800	971
Plus: provision for income taxes	13,389	7,640	26,941	18,035
EBITDA	41,251	31,162	82,618	65,253
Plus: debt extinguishment costs(1)	—	3,391	—	3,391
Plus: management fees(2)	—	150	—	300
Plus: stock-based compensation(3)	1,779	1,523	3,390	2,467
Adjusted EBITDA	$43,030	$36,226	$86,008	$71,411

(1)            During the six months ended July 2, 2006, we incurred debt extinguishment costs of $3.4 million related to the early extinguishment of our previously outstanding debt in connection with our June 2006 recapitalization.

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

(3)            The stock-based compensation charges primarily resulted from our adoption of the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), effective January 3, 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements.  Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 30, 2007.  We believe that there have been no other significant changes during the six months ended July 1, 2007 to the items that we disclosed in our critical accounting policies and estimates with the exception of the adoption of FIN 48 as noted below.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities.  Interest on all of our borrowings under our senior secured credit facilities is based upon variable interest rates. Our weighted average borrowings outstanding during the six months ended July 1, 2007 were $322.5 million and the annual effective interest rate for the period was 8.0%. Presently, we do not hedge against interest rate risks. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $1.6 million change to our interest expense in the six months ended July 1, 2007 and $3.2 million on an annualized basis.

Foreign currency risk

Most of our sales, expenses, assets, liabilities and cash holdings are currently denominated in U.S. dollars but a portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of net revenues and our other operating expenses are incurred by our U.K. operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates.  We do not hedge against foreign currency risks and we believe that our foreign currency exchange risk is immaterial.

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

The beauty industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. Our products face, and will continue to face, competition for consumer recognition and market share with products that have achieved significant national and international brand name recognition and consumer loyalty, such as those offered by global prestige beauty companies Avon Products, Inc., Elizabeth Arden, Inc., The Estée Lauder Companies, Inc. And L’Oréal S.A. Avon and Neutrogena, of which Avon, L’Oréal and Neutrogena have recently launched mineral-based makeup. These companies have significantly greater resources than we have and are less leveraged than we are. These competitors typically devote substantial resources to promoting their brands through traditional forms of advertising, such as print media and television commercials. Because of such mass marketing methods, these competitors’ products may achieve higher visibility and recognition than our products. In addition, these competitors may duplicate our marketing strategy and distribution model to increase the breadth of their product sales. We also face competition from other companies that recently have launched, or may in the future launch, mineral-based cosmetics. Some of these competitors have significant experience using infomercials to market and sell cosmetics and skin care products and have employed marketing strategies and distribution models similar to ours.

The total market for prestige cosmetics is not growing rapidly. As a result, competition for market share in this cosmetics category is especially intense. In order to succeed, we must continue to take market share from our competitors across all of our sales channels. We compete with prestige cosmetics companies primarily in department store and specialty beauty retail channels, but prestige cosmetics companies also recently have increased their sales through informercial and home shopping television channels. Mass cosmetics brands are sold primarily though channels in which we do not sell our products, such as mass merchants and catalogs, but mass cosmetics companies are increasingly making efforts to acquire market share in the higher-margin prestige cosmetics category by introducing brands and products that address this market. If we are unable to maintain or improve the inventory levels and in-store positioning of our products in third-party retailers or maintain and increase sales of our products through our other distribution channels, including informercials, home shopping television and other direct-to-consumer methods, our ability to achieve and maintain significant market acceptance for our products could be severly impaired.

Our i.d. bareMinerals foundation products face competition from liquid- or cream-based foundation and, to a lesser extent, mineral-based foundation products, sold by our competitors. Because the process for production of mineral-based cosmetics is not subject to patent protection, there is a low barrier to entry into the market for such products as evidenced by the number of smaller companies recently entering the market for such products. If these smaller companies’ products prove successful or if global prestige beauty companies were to significantly increase production and marketing of mineral-based cosmetics, our net sales could suffer. If consumers prefer our competitors’ products over ours, we will lose market share and our net sales will decline. New products that we develop might not generate sufficient consumer interest and sales to become profitable or to cover the costs of their development.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on June 4, 2007:

1.     To elect two directors to serve on our board of directors for a three-year term.

	For	Withheld
Ross M. Jones	54,761,434	6,693,957
Glen T. Senk	59,796,501	1,658,890

In addition to the election of Mr. Jones and Mr. Senk to an additional three-year term, the following directors’ terms of office as directors continued after the meeting: Bradley M. Bloom, Michael J. John, Lea Anne S. Ottinger, Leslie A. Blodgett, John C. Hansen and Karen M. Rose.

2.     To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 30, 2007.

For	61,409,073
Against	42,711
Abstain	3,607

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibits

The following documents are filed as Exhibits to this report:

Exhibit Number	Description

3.2 (1)	Amended and Restated Certificate of Incorporation.

3.4 (1)	Amended and Restated Bylaws.

10.50 (2)	First Amendment to the Amended and Restated Credit Agreement among Bare Escentuals Beauty, Inc., Bare Escentuals, Inc., BNP Paribas and the lenders party thereto dated March 23, 2007.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2006 filed on November 11, 2007.

(2)             Incorporated by reference from our Current Report on Form  8-K filed on April 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.
Date: August 14, 2007	By:	/s/ LESLIE A. BLODGETT
Leslie A. Blodgett
Chief Executive Officer and Director
	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick
Senior Vice President, Chief Financial Officer and Chief Operations Officer