Form 10-Q
period 2007-09-30
BARE ESCENTUALS INC
filed 2007-11-14
CIK 1295557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES      ☐   NO      ☒

At November 9, 2007, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 91,132,738.

Table of Contents

Bare Escentuals, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2007	December 31, 2006(a)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,301	$20,875
Inventories	62,616	62,006
Accounts receivable, net of allowances of $6,650 and $3,427 at September 30, 2007 and December 31, 2006, respectively	34,831	30,759
Prepaid expenses and other current assets	11,122	6,249
Prepaid income taxes	3,199	—
Deferred tax assets	7,772	5,826
Total current assets	145,841	125,715
Property and equipment, net	38,825	21,111
Intangible assets, net	26,877	6,085
Deferred tax assets	—	1,092
Other assets	2,320	1,832
Total assets	$213,863	$155,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$15,131	$17,624
Accounts payable	33,239	25,357
Accrued liabilities	21,945	16,123
Accrued restructuring charges	—	172
Income taxes payable	—	101
Total current liabilities	70,315	59,377

Long-term debt, less current portion	264,802	321,639
Other liabilities	10,893	3,341

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.001 par value; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 200,000 shares authorized; 91,104 and 89,316 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	91	89
Additional paid–in capital	415,182	378,063
Cumulative effect on accumulated deficit due to change in accounting principle	(952)	—
Accumulated other comprehensive loss	(889)	—
Accumulated deficit	(545,579)	(606,674)
Total stockholders’ deficit	(132,147)	(228,522)
Total liabilities and stockholders’ deficit	$213,863	$155,835

(a)          Condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements.

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(unaudited)		(unaudited)
Sales, net	$126,635	$97,947	$366,392	$284,047
Cost of goods sold	35,956	26,890	106,984	79,023
Gross profit	90,679	71,057	259,408	205,024
Expenses:
Selling, general and administrative	47,536	34,467	130,257	97,323
Depreciation and amortization, relating to selling, general and administrative	2,035	552	4,835	1,523
Stock-based compensation, relating to selling, general and administrative	1,800	1,365	5,190	3,832
Restructuring charges	—	114	—	114
Operating income	39,308	34,559	119,126	102,232
Interest expense	(5,725)	(19,723)	(18,810)	(41,593)
Debt extinguishment costs	—	—	—	(3,391)
Interest income	471	348	1,299	979
Income before provision for income taxes	34,054	15,184	101,615	58,227
Provision for income taxes	13,579	6,304	40,520	24,339
Net income	$20,475	$8,880	$61,095	$33,888

Net income per share:
Basic	$0.23	$0.13	$0.68	$0.48
Diluted	$0.22	$0.12	$0.66	$0.47
Cash dividend per common share	$—	$—	$—	$4.81

Weighted-average shares used in per share calculations:
Basic	90,532	70,839	89,994	69,920
Diluted	93,208	73,317	92,939	72,296

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	September 30, 2007	October 1, 2006
	(unaudited)
Operating activities
Net income	$61,095	$33,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,352	1,523
Amortization of intangible assets	1,483	—
Amortization of debt issuance costs	206	230
Debt extinguishment costs	—	3,391
Stock-based compensation	5,190	3,832
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(9,221)	(7,507)
Deferred income tax provision (benefit)	(339)	(518)
Other	164	4
Changes in assets and liabilities:
Inventories	1,335	(24,713)
Accounts receivable	(2,375)	(10,138)
Income taxes	8,128	2,571
Prepaid expenses and other current assets	(1,596)	(1,360)
Other assets	(694)	(326)
Accounts payable and accrued liabilities	4,021	17,396
Other liabilities	1,001	511
Net cash provided by operating activities	71,750	18,784

Investing activities
Purchase of property and equipment	(20,461)	(10,353)
Acquisition of business, net of $1,847 of cash and cash equivalents acquired	(18,675)	—
Net cash used in investing activities	(39,136)	(10,353)

Financing activities
Proceeds from issuance of Senior Term Loans and First and Second Lien Term Loans	—	206,583
Repayments on Senior Term Loans and First and Second Lien Term Loans	(59,330)	(12,146)
Proceeds from issuance of Subordinated Notes Payable	—	125,000
Payments for debt issuance costs	—	(4,122)
Payment of transaction costs in connection with initial public offering	—	(2,614)
Dividend paid in connection with the Recapitalization transactions	—	(340,427)
Proceeds from issuance of common stock in public offerings	22,645	—
Payment of transaction costs in connection with public offerings	(1,562)	—
Excess tax benefit from stock option exercises and disqualifying disposition of shares	9,221	7,507
Exercise of stock options	1,627	1,309
Common stock repurchased	—	(998)
Proceeds from issuance of common stock to directors	—	300
Net cash used in financing activities	(27,399)	(19,608)
Effect of foreign currency exchange rate changes on cash	211	—
Net increase (decrease) in cash and cash equivalents	5,426	(11,177)
Cash and cash equivalents, beginning of period	20,875	18,675
Cash and cash equivalents, end of period	$26,301	$7,498

Supplemental disclosure of cash flow information
Cash paid for interest	$18,947	$39,235
Cash paid for income taxes	$35,279	$22,282

Supplemental disclosure of investing and financing activities
Shares issued in lieu of transaction fees	$—	$2,442

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

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and October 1, 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and October 1, 2006, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and October 1, 2006, and its cash flows for the nine months ended September 30, 2007 and October 1, 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 30, 2007.

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

Fiscal Quarter

The Company’s fiscal quarters end on the Sunday closest to March 31, June 30, September 30 and December 31. The three months ended September 30, 2007 and October 1, 2006 each contained 13 weeks.  The nine months ended September 30, 2007 and October 1, 2006 each contained 39 weeks.

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

Supply and Fulfillment Concentration Risks

All of the Company’s products are contract manufactured or supplied by third parties. The Company has long-term contracts with four of its suppliers. The terms of these contracts have various expiration dates through June 15, 2011. The fact that the Company does not have long-term contracts with some of its third-party manufacturers means that any of those manufacturers could cease manufacturing the Company’s products at any time and for any reason.

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

Sales generated through credit card purchases for the three and nine months ended September 30, 2007 were approximately 45.6% and 47.1% of total net sales, respectively, and approximately 53.2% and 50.8% of total net sales, respectively for the three and nine months ended October 1, 2006. The Company uses third parties to collect its credit card receivables and believes that its credit risk related to these sales is minimal. The Company performs ongoing credit evaluations of its wholesale customers not paying by credit card and acquires credit insurance for certain international customers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable, which are included in the wholesale segment:

	September 30, 2007	December 31, 2006
Customer A	18%	11%
Customer B	24%	23%
Customer C	29%	31%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales:

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Customer A	—%	—%	11%	13%
Customer B	13%	14%	13%	12%
Customer C	17%	14%	16%	14%

For each of the three months ended September 30, 2007 and October 1, 2006, Customer A accounted for less than 10% of consolidated net sales. As of September 30, 2007 and December 31, 2006, the Company had no off-balance sheet concentrations of credit risk.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swap agreements. Interest rate swap agreements are recorded at fair value. The estimated fair value of cash, cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. At September 30, 2007, all of the Company’s outstanding debt was variable-rate debt. The estimated fair value of the Company’s variable-rate debt approximates its carrying value, since the rate of interest on the variable-rate debt is determined at a margin over LIBOR or the lenders’ base rate plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio, and such rates are revised frequently, based upon current LIBOR or the lenders’ base rate. The fair value of the interest rate swap agreements are based on quotes from brokers using market prices for those or similar instruments.

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

The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date. In evaluating goodwill, management compares the total book value of the reporting unit to the fair value of those reporting units. The fair value of the Company is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Through September 30, 2007, no impairment charge has been required.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method. Debt issuance costs paid directly to lending institutions are recorded as a debt discount, while debt issuance costs paid to third parties are recorded as other assets.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to Statement 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates.

The compensation cost charged to operations pursuant to Statement 123(R) was $1,800,000 and $5,190,000 for the three and nine months ended September 30, 2007, respectively, and $1,365,000 and $3,654,000 for the three and nine months ended October 1, 2006, respectively. The Company records stock-based compensation on a separate operating expense line item in its statement of operations due to the fact that, to date, all of its stock-based awards have been made to employees whose salaries are classified as selling, general and administrative expenses.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded as other comprehensive income (loss) in the accompanying consolidated statements of changes in stockholders’ equity (deficit) and comprehensive income (loss). Revenue and expense amounts are translated at average rates during the period.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  SFAS No. 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

The Company is exposed to interest rate risks primarily through borrowings under its credit facilities. Interest on all of the Company’s borrowings under its senior secured credit facilities is based upon variable interest rates. As of September 30, 2007, the Company had borrowings of $279.9 million outstanding under its senior secured credit facilities which bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of September 30, 2007, the interest rate on the First Lien Term Loan was accruing at 8.05%. At all times after October 2, 2007, the Company is required under its senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under its senior loan facilities, unless the Company satisfies specified coverage ratio tests. As of September 30, 2007, the Company satisfied these tests.

In August 2007, the Company entered into a two-year interest rate swap transaction under the Company’s senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, the Company will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S.D. LIBOR. As a result of the interest rate swap transaction, the Company has fixed for a two-year period the interest rate subject to market based interest rate risk on $200 million of borrowings for the first year and $100 million of borrowings for the second year under its First Lien Credit Agreement. The Company’s obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of September 30, 2007 was $1,100,000 which was recorded in other liabilities in the condensed consolidated balance sheets.

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

Earnings per Share

A calculation of earnings per share, as reported is as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Numerator:
Net income	$20,475	$8,880	$61,095	$33,888

Denominator:
Weighted average common shares used in per share calculations — basic	90,532	70,839	89,994	69,920
Add: Common stock equivalents from exercise of stock options	2,676	2,478	2,945	2,376
Weighted-average common shares used in per share calculations — diluted	93,208	73,317	92,939	72,296
Net income per share
Basic	$0.23	$0.13	$0.68	$0.48
Diluted	$0.22	$0.12	$0.66	$0.47

For the three and nine months ended September 30, 2007, options to purchase 232,000 and 154,000 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. For the three and nine months ended October 1, 2006, options to purchase 54,250 shares of common stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.

Comprehensive Loss

Comprehensive loss consists of net income and other comprehensive loss. Other comprehensive loss was $992,000 and $889,000 for the three and nine months ended September 30, 2007. There was no other comprehensive income (loss) for the three and nine months ended October 1, 2006.

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

3.              Acquisition

On April 3, 2007, the Company completed its acquisition of U.K.-based Cosmeceuticals Limited (“Cosmeceuticals”), which distributes Bare Escentuals’ bareMinerals, md formulations and MD Forte brands primarily to spas and salons and QVC U.K.  The acquired entity has been renamed Bare Escentuals UK Ltd.  The consideration for the purchase was cash of $22.9 million, comprised of $22.2 million in cash consideration and $0.7 million of transaction costs. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

The total purchase price of $22.9 million was allocated as follows: $13.4 million to goodwill, $8.9 million to identifiable intangible assets comprised of customer relationships of $8.0 million and $0.9 million for non-compete agreements, $4.2 million to net tangible assets acquired, and $3.6 million to deferred tax liability. The estimated useful economic lives of the identifiable intangible assets acquired are three years.

As of September 30, 2007, approximately $2.3 million of the purchase price was unpaid and is included in accrued liabilities. Additionally, included in prepaid expenses and other current assets is $3.2 million due from the previous shareholders of the acquired company.

4.              Inventories

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials and components	$2,924	$2,737
Finished goods	59,692	59,269
	$62,616	$62,006

5.              Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Furniture and equipment	$7,793	$4,234
Computers and software	10,942	4,732
Leasehold improvements	23,393	13,891
	42,128	22,857
Accumulated depreciation and amortization	(8,346)	(5,170)
	33,782	17,687
Construction-in-progress	5,043	3,424
Property and equipment, net	$38,825	$21,111

6.              Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Goodwill	$16,228	$2,852
Customer relationships	8,000	—
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	900	—
	30,120	7,844
Accumulated amortization	(3,243)	(1,759)
Intangible assets, net	$26,877	$6,085

7.              Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Debt issuance costs, net of accumulated amortization of $206 and $61 at September 30, 2007 and December 31, 2006, respectively	$851	$1,057
Other assets	1,469	775
	$2,320	$1,832

8.              Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Interest	$1,084	$1,438
Employee compensation and benefits	6,687	7,437
Purchase price for acquisition	2,380	—
Gift certificates and customer liabilities	1,746	1,975
Sales taxes and local business taxes	1,929	1,339
Royalties	1,751	1,192
Deferred revenue	1,691	898
Other	4,677	1,844
	$21,945	$16,123

9.              Revolving Lines of Credit

In February 2005, the Company established a revolving credit facility of up to $15,000,000 (the “Revolver”), the proceeds of which were to provide financing for working capital and other general corporate purposes of the Company. The Revolver has a term of six years expiring on February 18, 2011. In June 2006, the Company increased the Revolver to $25,000,000. In December 2006, the terms of the Revolver were further amended to eliminate the requirement that the net proceeds from the issuance of equity securities by us or any of our subsidiaries be applied to prepay loans under the credit agreement. The amendment also reduced the interest rate margins applicable to LIBOR loans and base rate loans, provided for a further reduction in the interest rate margins if we achieve a specified consolidated leverage ratio and specified debt rating, and amended some of the financial covenants. Amounts available under the Revolver are based on eligible collateral that includes certain accounts receivable and inventory and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. At September 30, 2007, $24,900,000 was available and $100,000 was outstanding in letters of credit. Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either a margin over LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio and debt rating (2.25% plus LIBOR or 1.25% plus lenders’ base rate; actual rate of 8.05% at September 30, 2007 and 7.85% at December 31, 2006). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

10.       Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
First Lien Term Loan	$279,933	$339,263
Less current portion	(15,131)	(17,624)
Total long-term debt, net of current portion	$264,802	$321,639

First Lien Term Loans

The First Lien Term Loans have an original term of seven years expiring on February 18, 2012 and bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the

Company’s consolidated total leverage ratio. As of September 30, 2007 and December 31, 2006, the interest rates on the First Lien Term Loans were accruing at 8.05% and 7.85%, respectively (without giving effect to the interest rate swap transaction discussed below). As of September 30, 2007, $279,933,000 was outstanding on the First Lien Term Loans.

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

Borrowings under the Revolver (Note 9) and the First Lien Term Loans are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates. As of September 30, 2007, the Company satisfied its financial and nonfinancial covenants.

Scheduled Maturities of Long-Term Debt

At September 30, 2007, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
Remainder of the year ending December 30, 2007	$3,783
December 28, 2008	15,132
January 3, 2010	15,132
January 2, 2011	15,132
January 1, 2012	174,013
December 30, 2012	56,741
$279,933

11.  Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, and office space under noncancelable operating leases with various expiration dates through March 2018. Additionally, the Company subleases certain real property to third parties. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at September 30, 2007. These future payments are subject to foreign currency exchange rate risk. The future minimum annual payments and anticipated sublease income under such leases in effect at September 30, 2007, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
Remainder of the year ending December 30, 2007	$1,332	$8	$1,324
December 28, 2008	8,307	31	8,276
January 3, 2010	8,819	31	8,788
January 2, 2011	8,463	31	8,432
January 1, 2012	8,204	31	8,173
Thereafter	38,067	1	38,066
	$73,192	$133	$73,059

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $3,782,000 and $10,542,000 for the three and nine months ended September 30, 2007, respectively, and $2,238,000 and $5,932,000 for the three and nine months ended October 1, 2006, respectively. Total rent expense included contingent rentals of $500,000 and $1,594,000 for the three and nine months ended September 30, 2007, respectively, and $394,000 and $1,117,000 for the three and nine months ended October 1, 2006, respectively. Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions. As of September 30, 2007, under the terms of its corporate office lease, the Company issued an irrevocable standby letter of credit of $100,000 to the lessor for the term of the lease.

Royalty Agreements

The Company is a party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the three and nine months ended September 30, 2007 was $150,000 and $450,000, respectively, and $150,000 and $450,000 for the three and nine months ended October 1, 2006, respectively.

The Company has obtained a worldwide exclusive right to license, develop, commercialize, and distribute certain licensed ingredients to be used in products to be sold by the Company. This agreement requires the Company to make payments upon achievement of certain product milestones. In addition, this agreement requires the Company to pay a royalty of 3.5% of the net sales upon successful launch of the first product, subject to certain minimum annual royalty amounts. The Company launched commercial sales of the products containing the licensed ingredients during the year ended December 31, 2006. The minimum royalty amount is $400,000 for 2007 and $500,000 for 2008 after which time the Company may renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the commercial launch. The Company’s expense under this agreement for the three and nine months ended September 30, 2007 was $237,000 and $663,000, respectively, and $238,000 and $430,000 for the three and nine months ended October 1, 2006, respectively.

Contingencies

The Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company’s financial position or results of operation.

12.          Related-Party Transactions

On June 10, 2004, the Company entered into a Management Agreement (“Berkshire Agreement”) with Berkshire Partners LLC (“Berkshire”). Under the Berkshire Agreement, the Company engaged Berkshire to provide management advisory services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the agreement. The Berkshire Agreement was terminated upon completion of our initial public offering on October 4, 2006. Total management fees plus expenses recognized under the Berkshire Agreement for the three and nine months ended October 1, 2006 was $92,000 and $273,000, respectively, which was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

On June 10, 2004, the Company also entered into a Management Agreement (“JHP Agreement”) with JH Partners, LLC (“JHP”). Under the JHP Agreement, the Company engaged JHP to provide management advisory services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the JHP Agreement. The JHP Agreement was terminated upon completion of our initial public offering on October 4, 2006. Total management fees plus expenses recognized under this Agreement for the three and nine months ended October 1, 2006 was $75,000 and $282,000, respectively, which was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

FH Capital Partners LLC is 50%-owned by an affiliate of the Company’s former chairman, a major stockholder. In December 2001 and May 2002, the Company entered into agreements with FH Capital Partners LLC to rent certain computer hardware, software, and licenses under operating lease agreements. During the nine months ended September 30, 2007, the Company purchased the equipment under these lease agreements. Total expense recognized relating to these arrangements for the three and nine months ended September 30, 2007 was zero and $16,900, respectively, and for the three and nine months ended October 1, 2006 was $7,500 and $20,000, respectively, which was recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The Company adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $952,000 cumulative effect adjustment to increase the beginning balance of accumulated deficit on the Company’s balance sheet. As of September 30, 2007, the total amount of unrecognized tax benefits, including related interest, was $4,135,000. This amount includes $2,207,000 of unrecognized tax benefits which would decrease the Company’s effective tax rate if recognized.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease within the next twelve months and that the change could be significant. However, the Company is unable to estimate the range of possible changes to the amount of unrecognized tax benefits within the next twelve months.

As of September 30, 2007, the Company had approximately $817,000 of accrued interest related to uncertain tax positions. The Company files United States federal income tax returns and income tax returns in multiple state jurisdictions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions. In July 2007, the U.S. Internal Revenue Service completed its audit of the Company’s U.S. federal income tax returns for 2004, which resulted in no changes to reported tax for that year. The outcome of this audit had no impact to the amounts recorded in the financial statements.

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

15.  Stock-Based Employee Compensation Plans

As of September 30, 2007, the Company had reserved 9,704,232 shares of common stock for issuance.

2004 Equity Incentive Plan

On June 10, 2004, the board of directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of non-qualified stock options for common stock to employees, directors, consultants, and other associates. The options generally vest over a period of five years from the date of grant and have a maximum term of ten years.

In conjunction with the adoption of the 2006 Equity Incentive Plan in September 2006, no additional options are permitted to be granted under the 2004 Plan. In addition, any outstanding options cancelled under the 2004 Plan will become available to grant under the 2006 Equity Incentive Plan.

A summary of activity under the 2004 Plan is set forth below.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2006	—	6,211,293	$2.68
Exercised	—	(1,113,258)	1.46
Canceled	164,560	(164,560)	4.38
Cancellation of remaining options available for grant	(164,560)	—	—
Balance at September 30, 2007	—	4,933,475	$2.90

At September 30, 2007, total outstanding options vested under the 2004 Plan were 544,528 at a weighted-average exercise price of $3.45.

The total intrinsic value of options exercised under the 2004 Plan for the nine months ended September 30, 2007 was $27,445,000.

2006 Equity Incentive Plan

On September 12, 2006, the stockholders of the Company approved the 2006 Equity Incentive Award Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. A total of 4,500,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant. Those awards generally vest over a period of four or five years from the date of grant and have a maximum term of ten years.

A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2006	4,441,947	164,250	$30.95
Rolled over from 2004 Plan	164,560	—	—
Granted	(166,475)	166,475	34.26
Canceled	74,000	(74,000)	34.64
Balance at September 30, 2007	4,514,032	256,725	$32.03

At September 30, 2007, total outstanding options vested under the 2006 Plan were 10,050 at a weighted-average exercise price of $22.00.

The total cash received from employees as a result of employee stock option exercises under all plans for the nine months ended September 30, 2007 was $1,627,000. In connection with these exercises, the tax benefits realized by the Company for the nine months ended September 30, 2007 was $9,221,000.

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

	Retail	Wholesale	Corporate	Total
Three Months ended September 30, 2007
Sales, net	$51,292	$75,343	$—	$126,635
Cost of goods sold	9,923	26,033	—	35,956
Gross profit	41,369	49,310	—	90,679
Operating expenses:
Selling, general and administrative	23,931	4,709	18,896	47,536
Depreciation and amortization	382	75	1,578	2,035
Stock-based compensation	—	—	1,800	1,800
Total expenses	24,313	4,784	22,274	51,371
Operating income (loss)	17,056	44,526	(22,274)	39,308
Interest expense				(5,725)
Interest income				471
Income before provision for income taxes				34,054
Provision for income taxes				13,579
Net income				$20,475

	Retail	Wholesale	Corporate	Total
Three Months ended October 1, 2006
Sales, net	$48,113	$49,834	$—	$97,947
Cost of goods sold	9,018	17,872	—	26,890
Gross profit	39,095	31,962	—	71,057
Operating expenses:
Selling, general and administrative	20,768	1,819	11,880	34,467
Depreciation and amortization	200	—	352	552
Stock-based compensation	—	—	1,365	1,365
Restructuring charges	—	—	114	114
Total expenses	20,968	1,819	13,711	36,498
Operating income (loss)	18,127	30,143	(13,711)	34,559
Interest expense				(19,723)
Interest income				348
Income before provision for income taxes				15,184
Provision for income taxes				6,304
Net income				$8,880

	Retail	Wholesale	Corporate	Total
Nine Months ended September 30, 2007
Sales, net	$153,679	$212,713	$—	$366,392
Cost of goods sold	31,477	75,507	—	106,984
Gross profit	122,202	137,206	—	259,408
Operating expenses:
Selling, general and administrative	68,964	11,547	49,746	130,257
Depreciation and amortization	1,056	111	3,668	4,835
Stock-based compensation	—	—	5,190	5,190
Total expenses	70,020	11,658	58,604	140,282
Operating income (loss)	52,182	125,548	(58,604)	119,126
Interest expense				(18,810)
Interest income				1,299
Income before provision for income taxes				101,615
Provision for income taxes				40,520
Net income				$61,095

	Retail	Wholesale	Corporate	Total
Nine Months ended October 1, 2006
Sales, net	$134,730	$149,317	$—	$284,047
Cost of goods sold	26,760	52,263	—	79,023
Gross profit	107,970	97,054	—	205,024
Operating expenses:
Selling, general and administrative	59,264	6,314	31,745	97,323
Depreciation and amortization	527	—	996	1,523
Stock-based compensation	—	—	3,832	3,832
Restructuring charges	—	—	114	114
Total expenses	59,791	6,314	36,687	102,792
Operating income (loss)	48,179	90,740	(36,687)	102,232
Interest expense				(41,593)
Debt extinguishment costs				(3,391)
Interest income				979
Income before provision for income taxes				58,227
Provision for income taxes				24,339
Net income				$33,888

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	September 30, 2007	December 31, 2006
Retail	$14,934	$8,398
Wholesale	938	138
Corporate	23,125	12,715
	$38,997	$21,251

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

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
North America	$116,963	$93,408	$338,563	$271,127
International	9,672	4,539	27,829	12,920
Sales, net	$126,635	$97,947	$366,392	$284,047

17.  Restructuring Costs

As a result of the Company’s growth and a change in strategy to improve its operations, the Company relocated both the corporate and distribution center facilities during the year ended January 1, 2006. Related to these relocations, the Company exited two facilities that had operating lease commitments through June 2007. These exit costs were accounted for in accordance with Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Costs primarily represent closure and relocation costs of the Company’s corporate headquarters and distribution center. Closure costs include payments required under lease contracts after the properties were abandoned, less any applicable estimated sublease income during the period after abandonment. To determine the closure costs, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The accrual is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). During the year ended December 31, 2006, the Company discontinued the use of one of its office floors located at its former corporate facility and recorded additional restructuring costs of $114,000. As of December 31, 2006, the remaining $172,000 of lease termination costs, net of estimated sublease income, was paid on various dates through July 2007.

The following table set forth the exit activities for the nine months ended September 30, 2007 (in thousands):

Accrual balance at December 31, 2006	$172
Cash paid	(172)
Accrual balance at September 30, 2007	$—

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

Results of Operations

The following is a discussion of our results of operations and percentage of net sales for the three months ended September 30, 2007 compared to the three months ended October 1, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended				Nine months ended
	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006
	(in thousands, except percentages)
Sales, net	$126,635	100.0%	$97,947	100.0%	$366,392	100.0%	$284,047	100.0%
Cost of goods sold	35,956	28.4	26,890	27.5	106,984	29.2	79,023	27.8
Gross profit	90,679	71.6	71,057	72.5	259,408	70.8	205,024	72.2
Expenses:
Selling, general and administrative	47,536	37.6	34,467	35.2	130,257	35.6	97,323	34.3
Depreciation and amortization	2,035	1.6	552	0.5	4,835	1.3	1,523	0.5
Stock-based compensation	1,800	1.4	1,365	1.4	5,190	1.4	3,832	1.4
Asset impairment charge	—	0.0	114	0.1	—	0.0	114	0.0
Total operating expenses	51,371	40.6	36,498	37.2	140,282	38.3	102,792	36.2
Operating income	39,308	31.0	34,559	35.3	119,126	32.5	102,232	36.0
Other income (expense):
Interest expense	(5,725)	(4.5)	(19,723)	(20.1)	(18,810)	(5.1)	(41,593)	(14.6)
Debt extinguishment costs	—	0.0	—	0.0	—	0.0	(3,391)	(1.2)
Interest income	471	0.4	348	0.3	1,299	0.3	979	0.3
Income before provision for income taxes	34,054	26.9	15,184	15.5	101,615	27.7	58,227	20.5
Provision for income taxes	13,579	10.7	6,304	6.4	40,520	11.0	24,339	8.6
Net income	$20,475	16.2%	$8,880	9.1%	$61,095	16.7%	$33,888	11.9%

Net sales by business segment and distribution channel and percentage of net sales for the three and nine months ended September 30, 2007 and the three and nine months ended October 1, 2006 are as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006
	(in thousands, except percentages)
Retail
Infomercial	$29,411	23.2%	$33,418	34.1%	$95,268	26.0%	$95,756	33.7%
Boutiques	21,881	17.3	14,695	15.0	58,411	15.9	38,974	13.7
Total retail	51,292	40.5	48,113	49.1	153,679	41.9	134,730	47.4
Wholesale
Premium wholesale	44,952	35.5	28,375	29.0	118,131	32.3	77,280	27.2
Home shopping television	11,785	9.3	8,862	9.1	41,749	11.4	36,145	12.7
Spas and salons	15,075	11.9	8,058	8.2	39,133	10.7	22,972	8.1
International distributors	3,531	2.8	4,539	4.6	13,700	3.7	12,920	4.6
Total wholesale	75,343	59.5	49,834	50.9	212,713	58.1	149,317	52.6
Sales, net	$126,635	100.0%	$97,947	100.0%	$366,392	100.0%	$284,047	100.0%

Gross profit and gross margin by business segment for the three and nine months ended September 30, 2007 and the three and nine months ended October 1, 2006 are as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006
	(in thousands, except percentages)
Retail	$41,369	80.7%	$39,095	81.3%	$122,202	79.5%	$107,970	80.1%
Wholesale	49,310	65.4	31,962	64.1	137,206	64.5	97,054	65.0
Gross profit/gross margin	$90,679	71.6%	$71,057	72.5%	$259,408	70.8%	$205,024	72.2%

Three months ended September 30, 2007 compared to three months ended October 1, 2006

Sales, net

Net sales for the three months ended September 30, 2007 increased to $126.6 million from $97.9 million in the three months ended October 1, 2006, an increase of $28.7 million, or 29.3%. This increase was primarily attributable to continued growth in sales of our i.d. bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels and increase awareness through greater media spending. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased 6.6% to $51.3 million in the three months ended September 30, 2007 from $48.1 million in the three months ended October 1, 2006. Net sales from boutiques increased 48.9% to $21.9 million in the three months ended September 30, 2007 from $14.7 million in the three months ended October 1, 2006, due to improved productivity at our existing locations as well as a net increase of 16 boutiques open as of September 30, 2007 compared to October 1, 2006. As of September 30, 2007 and October 1, 2006, we had 45 and 29 open company owned boutiques, respectively. Offset against this was a decrease of 12.0% in net sales from infomercials to $29.4 million in the three months ended September 30, 2007 from $33.4 million in the three months ended October 1, 2006, due to the lower performance of our new infomercial launched in the second fiscal quarter of 2007.

Wholesale. Net wholesale sales increased 51.2% to $75.3 million in the three months ended September 30, 2007 from $49.8 million in the three months ended October 1, 2006. Net sales in our premium wholesale channel increased 58.4% to $45.0 million in the three months ended September 30, 2007 from $28.4 million in the three months ended October 1, 2006, resulting from strong consumer demand and expansion into additional retail locations at Ulta and Sephora. Net sales to our home shopping television customer grew by 33.0% to $11.8 million in the three months ended September 30, 2007 from $8.9 million in the three months ended October 2, 2006, as a result of improved product performance and the inclusion of sales to QVC in the UK and Germany in the three months ended September 30, 2007. Net sales to spas and salons increased 87.1% to $15.1 million in the three months ended September 30, 2007 from $8.1 million in the three months ended October 1, 2006, largely due to the continued growth in sales of our core i.d. bareMinerals cosmetics line in this channel and the inclusion of sales to spas and salons in the UK in the three months ended September 30, 2007. Net sales to our international distributors decreased by 22.2% to $3.5 million in the three months ended September 30, 2007 from $4.5 million in the three months ended October 1, 2006, primarily as a result of the elimination of sales to the UK through a distributor in the current quarter following our acquisition in the second fiscal quarter.

Gross profit

Gross profit increased 27.6% to $90.7 million in the three months ended September 30, 2007 from $71.1 million in the three months ended October 1, 2006. Our retail segment gross profit increased 5.8% to $41.4 million in the three months ended September 30, 2007 from $39.1 million in the three months ended October 1, 2006, driven principally by growth in our boutiques sales channel.  Our wholesale segment gross profit increased 54.3% to $49.3 million in the three months ended September 30, 2007 from $32.0 million in the three months ended October 1, 2006, due to increases in sales across our premium wholesale, home shopping television and spas and salons distribution channels.

Gross margin decreased approximately 0.9% to 71.6% in the three months ended September 30, 2007 from 72.5% in the three months ended October 1, 2006. This overall decrease in the three months ended September 30, 2007 is due both to wholesale sales comprising a larger percentage of total net sales compared to the three months ended October 1, 2006, which have lower gross margins than retail segment sales, and to a decrease in gross margins within the retail segment.  Within the retail segment, gross margin decreased to 80.7% in the three months ended September 30, 2007 from 81.3% in the three months ended October 1, 2006, primarily due to increased freight and royalty costs associated with sales of our products through our catalogue and websites.  This was partially offset by an increase in the wholesale segment gross margin to 65.4% in the three months ended September 30, 2007 from 64.1% in the three months ended October 1, 2006, primarily as a result of a change in product mix and sales mix between channels and customers.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 37.9% to $47.5 million in the three months ended September 30, 2007 from $34.5 million in the three months ended October 1, 2006. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $7.0 million, including increased headcount costs, headquarters facilities costs, distribution center costs, other corporate costs and infrastructure costs relating to our UK acquisition, as well as increased expenses to support sales growth, including $2.7 million in increased store operating costs, $1.1 million in increased payroll expenses and $0.7 million in increased media spending. As a percentage of net sales, selling, general and administrative expenses increased 2.4% to 37.6% from 35.2%, primarily due to corporate expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased 268.7% to $2.0 million in the three months ended September 30, 2007 from $0.6 million in the three months ended October 1, 2006. This increase was primarily attributable to the amortization of intangible assets of $0.7 million from our recent acquisition and also due to higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense increased 31.9% to $1.8 million in the three months ended September 30, 2007 from $1.4 million in the three months ended October 1, 2006. This increase resulted primarily from the granting of additional stock options in the last quarter of 2006 and the first nine months of 2007.

Restructuring charge

During the three months ended October 1, 2006, we discontinued the use of one of our office floors located at our former corporate facility and recorded a restructuring charge of $0.1 million.

Operating income

Operating income increased 13.7% to $39.3 million in the three months ended September 30, 2007 from $34.6 million in the three months ended October 1, 2006. This increase was largely due to an increase in operating income in our wholesale segment, reflecting growth across our premium wholesale, home shopping television and spas and salons sales channels, partially offset by an increased operating loss in our corporate segment.

Our retail segment operating income decreased 5.9% to $17.1 million in the three months ended September 30, 2007 from $18.1 million in the three months ended October 1, 2006, which was largely a result of a decrease in sales in our infomercial sales channel and increased operating expenses. Our increased sales in the retail segment contributed to an increase in gross profit of $2.3 million which was offset by an increase in operating expenses of $3.3 million. The increase in operating expenses was largely due to increased store operating costs of $2.7 million as a result of an increase in the number of boutiques open as of September 30, 2007 and $0.7 million in increased media spending.

Our wholesale segment operating income increased 47.7% to $44.5 million in the three months ended September 30, 2007 from $30.1 million in the three months ended October 1, 2006, due to increased sales gains across our premium wholesale, home shopping television and spas and salons sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $17.3 million which was partially offset by an increase in operating expense of $3.0 million.

Our corporate segment operating loss increased 62.5% to $22.3 million in the three months ended September 30, 2007 from $13.7 million in the three months ended October 1, 2006. This increase was largely due to an increase in corporate segment selling, general and administrative expense of $7.0 million, an increase in depreciation and amortization of $1.2 million and stock-based compensation of $0.4 million.  The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth and additional expenses associated with being a public company.

Interest expense

Interest expense decreased 71.0% to $5.7 million in the three months ended September 30, 2007 from $19.7 million in the three months ended October 1, 2006. The decrease was attributable to decreased debt balances in the three months ended September 30, 2007, primarily associated with repayment of outstanding indebtedness from proceeds of our initial public offering completed on October 4, 2006.

Interest income

Interest income increased 35.3% to $0.5 million in the three months ended September 30, 2007 from $0.3 million in the three months ended October 1, 2006.  The increase was primarily due to an increase in interest rates on our cash balances and higher average cash balances compared to the three months ended October 1, 2006.

Provision for income taxes

The provision for income taxes was $13.6 million, or 39.9% of income before provision for income taxes, in the three months ended September 30, 2007 compared to $6.3 million, or 41.5% of income before provision for income taxes, in the three months ended October 1, 2006. The increase resulted from higher income before provision for income taxes offset by a lower effective rate in the three months ended September 30, 2007 compared to the three months ended October 1, 2006. The decrease in the effective rate is mainly due to the elimination of the non-deductible interest as a result of our repayment in full of our aggregate principal amount outstanding of $125.0 million of our 15.0% subordinated notes on October 4, 2006.

Nine months ended September 30, 2007 compared to nine months ended October 1, 2006

Sales, net

Net sales for the nine months ended September 30, 2007 increased to $366.4 million from $284.0 million in the nine months ended October 1, 2006, an increase of $82.3 million, or 29.0%. This increase was primarily attributable to continued growth in sales of our i.d. bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels and increase awareness through greater media spending. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased 14.1% to $153.7 million in the nine months ended September 30, 2007 from $134.7 million in the nine months ended October 1, 2006. Net sales from boutiques increased 49.9% to $58.4 million in the nine months ended September 30, 2007 from $39.0 million in the nine months ended October 1, 2006, due to improved productivity at our existing locations as well as a net increase of 16 boutiques open as of September 30, 2007 compared to October 1, 2006. As of September 30, 2007 and October 1, 2006, we had 45 and 29 open company owned boutiques, respectively.  Offset against this was a decrease of 0.5% in net sales from infomercials to $95.3 million in the nine months ended September 30, 2007 from $95.8 million in the nine months ended October 1, 2006, due to the lower performance of our new infomercial launched in the second fiscal quarter of 2007.

Wholesale. Net wholesale sales increased 42.5% to $212.7 million in the nine months ended September 30, 2007 from $149.3 million in the nine months ended October 1, 2006. Net sales in our premium wholesale channel increased 52.9% to $118.1 million in the nine months ended September 30, 2007 from $77.3 million in the nine months ended October 1, 2006, resulting from strong consumer demand and expansion into additional retail locations at Ulta, Sephora and department stores.  Net sales to our home shopping television customer grew by 15.5% to $41.7 million in the nine months ended September 30, 2007 from $36.1 million in the nine months ended October 1, 2006, as a result of improved product performance and the inclusion of sales to QVC in the UK and Germany in the nine months ended September 30, 2007. Net sales to spas and salons increased 70.4% to $39.1 million in the nine months ended September 30, 2007 from $23.0 million in the nine months ended October 1, 2006, largely due to the continued growth in sales of our core i.d. bareMinerals cosmetics line and the inclusion of sales to spas and salons in the UK in the nine months ended September 30, 2007.  Net sales to our international distributors increased by 6.0% to $13.7 million in the nine months ended September 30, 2007 from $12.9 million in the nine months ended October 1, 2006, primarily as a result of the increased penetration of our i.d. bareMinerals cosmetics line into this distribution channel partially offset by the elimination of sales to the UK through a distributor following our acquisition in the second fiscal quarter.

Gross profit

Gross profit increased 26.5% to $259.4 million in the nine months ended September 30, 2007 from $205.0 million in the nine months ended October 1, 2006. Our retail segment gross profit increased 13.2% to $122.2 million in the nine months ended September 30, 2007 from $108.0 million in the nine months ended October 1, 2006, driven principally by growth in our boutiques sales channel. Our wholesale segment gross profit increased 41.4% to $137.2 million in the nine months ended September 30, 2007 from $97.1 million in the nine months ended October 1, 2006, due to increases in sales across wholesale distribution channels.

Gross margin decreased approximately 1.4% to 70.8% in the nine months ended September 30, 2007 from 72.2% in the nine months ended October 1, 2006. This overall decrease in the nine months ended September 30, 2007 is due both to wholesale sales comprising a larger percentage of total net sales compared to the nine months ended October 1, 2006, which have lower gross margins than retail segment sales, and to a decrease in gross margins within the wholesale segment. Within the retail segment, gross margin decreased slightly to 79.5% in the nine months ended September 30, 2007 from 80.1% the nine months ended October 1, 2006, primarily due to increased freight and royalty costs associated with sales of our products through our catalogue and websites. Within the wholesale segment, gross margin decreased to 64.5% in the nine months ended September 30, 2007 from 65.0% in the nine months ended October 1, 2006, primarily as a result of a change in product mix and sales between channels and customers.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 33.8% to $130.3 million in the nine months ended September 30, 2007 from $97.3 million in the nine months ended October 1, 2006. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $18.0 million, including increased headcount costs, headquarters facilities costs, distribution center costs, other corporate costs and infrastructure costs relating to our UK acquisition, as well as increased expenses to support sales growth, including $6.3 million in increased store operating costs, $5.5 million in payroll and other personnel expenses and $2.7 million in increased media spending. As a percentage of net sales, selling, general and administrative expenses increased 1.3% to 35.6% from 34.3%, primarily due to corporate expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased 217.5% to $4.8 million in the nine months ended September 30, 2007 from $1.5 million in the nine months ended October 1, 2006. This increase was primarily attributable to $1.5 million of amortization of intangible assets from our UK acquisition and higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense increased 35.4% to $5.2 million in the nine months ended September 30, 2007 from $3.8 million in the nine months ended October 1, 2006. This increase resulted primarily from the granting of additional stock options in the last quarter of 2006 and the first nine months of 2007.

Restructuring charges

During the nine months ended October 1, 2006, we discontinued the use of one of our office floors located at our former corporate facility and recorded a restructuring charge of $0.1 million.

Operating income

Operating income increased 16.5% to $119.1 million in the nine months ended September 30, 2007 from $102.2 million in the nine months ended October 1, 2006. This increase was largely due to increases in operating income in both our retail and wholesale segments, reflecting growth across all sales channels, partially offset by an increased operating loss in our corporate segment.

Our retail segment operating income increased 8.3% to $52.2 million in the nine months ended September 30, 2007 from $48.2 million in the nine months ended October 1, 2006, which was largely driven by growth in our boutique sales channel. Our increased sales in the retail segment contributed to an increase in gross profit of $14.2 million which was partially offset by an increase in operating expenses of $10.2 million. The increase in operating expenses was largely due to increased store operating costs of $6.3 million as a result of an increase in the number of boutiques open as of September 30, 2007, $2.7 million in increased media spending and $0.4 million of increased fulfillment costs due to increased sales.

Our wholesale segment operating income increased 38.4% to $125.5 million in the nine months ended September 30, 2007 from $90.7 million in the nine months ended October 1, 2006, due to increased sales gains across all wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $40.2 million which was partially offset by an increase in operating expense of $5.3 million.

Our corporate segment operating loss increased 59.7% to $58.6 million in the nine months ended September 30, 2007 from $36.7 million in the nine months ended October 1, 2006. This increase was largely due to an increase in corporate segment selling, general and administrative expense of $18.0 million, an increase in depreciation and amortization of $2.7 million and an increase in stock-based compensation of $1.4 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth and additional expenses associated with being a public company.

Interest expense

Interest expense decreased 54.8% to $18.8 million in the nine months ended September 30, 2007 from $41.6 million in the nine months ended October 1, 2006. The decrease was attributable to decreased debt balances in the nine months ended September 30, 2007, primarily associated with repayment of outstanding indebtedness from proceeds of our initial public offering completed on October 4, 2006.

Debt extinguishment costs

During the nine months ended October 1, 2006, we recorded debt extinguishment costs of $3.4 million related to our June 2006 recapitalization.

Interest income

Interest income increased 32.7% to $1.3 million in the nine months ended September 30, 2007 from $1.0 million in the nine months ended October 1, 2006. The increase was primarily due to an increase in interest rates on our cash balances and higher average cash balances compared to the nine months ended October 1, 2006.

Provision for income taxes

The provision for income taxes was $40.5 million, or 39.9% of income before provision for income taxes, in the nine months ended September 30, 2007 compared to $24.3 million, or 41.8% of income before provision for income taxes, in the nine months ended October 1, 2006. The increase resulted from higher income before provision for income taxes offset by a lower effective rate in the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006. The decrease in the effective rate is mainly due to the elimination of the non-deductible interest as a result of our repayment in full of our aggregate principal amount outstanding of $125.0 million of our 15.0% subordinated notes on October 4, 2006.

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

Our operations provided us cash of $71.8 million in the nine months ended September 30, 2007. At September 30, 2007, we had working capital of $75.5 million, including cash and cash equivalents of $26.3 million, compared to working capital of $66.3 million, including $20.9 million in cash and cash equivalents, as of December 31, 2006. The $5.4 million increase in cash and cash equivalents resulted from cash provided by operations of $71.8 million, as a result of net income for the nine months ended September 30, 2007 of $61.1 million, partially offset by cash used in investment activities of $39.1 million and cash used in financing activities of $27.4 million. The $9.2 million increase in working capital was primarily driven by increases in cash and cash equivalents, accounts receivable, prepaid expenses and other current assets and prepaid income tax, partially offset by an increase in accounts payable and accrued liabilities.

Net cash used in investing activities was $39.1 million in the nine months ended September 30, 2007, primarily attributable to our acquisition of U.K. based Cosmeceuticals, the opening of twelve company-owned boutiques, and our continued investment in our corporate infrastructure. Our future capital expenditures will depend on the timing and rate of expansion of our businesses, information technology investments, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $27.4 million in the nine months ended September 30, 2007, which consisted of repayments of $59.3 million on our first-lien term loan, partially offset by proceeds, net of transaction costs, of $21.1 million from our follow-on underwritten public offerings of common stock and an excess tax benefit of $9.2 million relating to stock option exercises.

Our revolving credit facility of $25.0 million, of which approximately $0.1 million in letters of credit is outstanding as of September 30, 2007, and our first-lien term loan of $279.9 million, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody’s rating. As of September 30, 2007, interest on the first-lien term loan was accruing at 8.05% (without giving effect to the interest rate swap transaction discussed below).

At all times after October 2, 2007, we are required under our senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under our senior secured credit facilities, unless we satisfy specified coverage ratio tests. As of September 30, 2007, we satisfied these tests. If required, the interest rate protection must extend until February 2008.

In August 2007, the Company entered into a two-year interest rate swap transaction under the Company’s senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, the Company will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S.D. LIBOR. As a result of the interest rate swap transaction, the Company has fixed for a two-year period the interest rate subject to market based interest rate risk on $200 million of borrowings for the first year and $100 million for the second year under its First Lien Credit Agreement. The Company’s obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of September 30, 2007 was $1,100,000 which was recorded in other liabilities in the condensed consolidated balance sheets.

The terms of our senior secured credit facilities, require us to comply with financial covenants, including a maximum leverage ratio covenant. We are required to maintain a maximum leverage ratio (consolidated total debt to Adjusted EBITDA) of not greater than 4.5 to 1.0. As of September 30, 2007, our leverage ratio was 1.49 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and we were in compliance with these covenants as September 30, 2007.

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

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures. As part of our strategy, we intend to invest in making significant improvements to our systems. We also intend to open approximately eighteen new boutiques in 2007 (twelve of which were open as of September 30, 2007), which will require additional capital expenditures. Finally, we also plan to continue to invest in our corporate infrastructure facilities. We anticipate that our capital expenditures in the year ending December 30, 2007 will be approximately $22.0 million. There can be no assurance that any such capital will be available on acceptable terms or at all. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, distribution facilities, and corporate offices under noncancelable operating leases with various expiration dates through March 2018. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at September 30, 2007. These future payments are subject to foreign currency exchange rate risk. As of September 30, 2007, the scheduled maturities of our long-term contractual obligations were as follows:

	Remainder of the year ending December 30, 2007	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$1.3	$25.5	$16.5	$29.7	$73.0
Principal payments on long-term debt, including the current portion	3.8	45.4	230.7	—	279.9
Interest payments on long-term debt, including the current portion(1)	5.2	59.1	15.5	—	79.8
Minimum royalties under licensing arrangements	0.4	1.3	—	—	1.7
Total	$10.7	$131.3	$262.7	$29.7	$434.4

(1)          For purposes of the table, interest expense is calculated after giving effect to the swap transaction as follows: (i) during the first year of the two-year term of the swap agreement, interest expense on the first $200 million of our first-lien term loan is based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining outstanding term loan is estimated based on the rate in effect as of September 30, 2007 and (ii) during the second year of the two-year term of the swap agreement, interest expense on the first $100 million of our first-lien term loan is based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining outstanding term loan is estimated based on the rate in effect as of September 30, 2007 and (iii) after the two-year term of the swap agreement, interest expense on the remaining outstanding first-lien term loan is estimated for all periods based on the rate in effect as of September 30, 2007. A 1% change in interest rates on our variable rate debt would result in a change of $10.2 million in our total interest payments, of which $0.7 million would be in the remainder of the year ended December 30, 2007, $7.5 million would be in years 1-3 and $1.9 million would be in years 4-5.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As of September 30, 2007, we had approximately $4.1 million of total unrecognized tax benefits, including related interest, of which $2.2 million, if recognized, would affect the effective income tax rate in future periods. However, as we are unable to determine the timing of the potential realization of our unrecognized tax benefits, we have excluded the total unrecognized tax benefits in the schedule of long-term contractual commitments above.

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

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(in thousands)
Net income	$20,475	$8,880	$61,095	$33,888
Plus: interest expense	5,725	19,723	18,810	41,593
Less: interest income	(471)	(348)	(1,299)	(979)
Plus: depreciation and amortization	2,035	552	4,835	1,523
Plus: provision for income taxes	13,579	6,304	40,520	24,339
EBITDA	41,343	35,111	123,961	100,364
Plus: debt extinguishment costs(1)	—	—	—	3,391
Plus: management fees(2)	—	150	—	450
Plus: restructuring charges(3)	—	114	—	114
Plus: stock-based compensation(4)	1,800	1,365	5,190	3,832
Adjusted EBITDA	$43,143	$36,740	$129,151	$108,151

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

(4)            The stock-based compensation charges primarily resulted from our adoption of the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), effective January 3, 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 30, 2007. We believe that there have been no other significant changes during the nine months ended September 30, 2007 to the items that we disclosed in our critical accounting policies and estimates with the exception of the adoption of FIN 48 and the accounting for derivative financial instruments as noted below.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  SFAS No. 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities. We have reduced our exposure to interest rate fluctuations by entering into an interest rate swap agreement covering a portion of our variable rate debt. In August 2007, the Company entered into a two-year interest rate swap transaction under the Company’s senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, the Company will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S.D. LIBOR. Our weighted average borrowings outstanding during the nine months ended September 30, 2007 were $313.9 million and the annual effective interest rate for the period was 8.0%, after giving effect to the interest swap agreement. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $2.4 million change to our interest expense in the nine months ended September 30, 2007 and $3.1 million on an annualized basis.

Foreign currency risk

Most of our sales, expenses, assets, liabilities and cash holdings are currently denominated in U.S. dollars but a portion of our total net sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of goods sold and our other operating expenses are incurred by our U.K. operations and denominated in local currencies. While fluctuations in the value of these net sales, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates. We do not hedge against foreign currency risks and we believe that our foreign currency exchange risk is immaterial.

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

The beauty industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. Our products face, and will continue to face, competition for consumer recognition and market share with products that have achieved significant national and international brand name recognition and consumer loyalty, such as those offered by global prestige beauty companies Avon Products, Inc., Elizabeth Arden, Inc., The Estée Lauder Companies, Inc., L’Oréal S.A. and Neutrogena, of which Avon, L’Oréal and Neutrogena have recently launched mineral-based makeup. These companies have significantly greater resources than we have and are less leveraged than we are. These competitors typically devote substantial resources to promoting their brands through traditional forms of advertising, such as print media and television commercials. Because of such mass marketing methods, these competitors’ products may achieve higher visibility and recognition than our products. In addition, these competitors may duplicate our marketing strategy and distribution model to increase the breadth of their product sales. We also face competition from other companies that recently have launched, or may in the future launch, mineral-based cosmetics. Some of these competitors have significant experience using infomercials to market and sell cosmetics and skin care products and have employed marketing strategies and distribution models similar to ours.

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

We do not currently own any registered patents on our products. If we are unable to protect our intellectual property rights, our ability to compete could be harmed.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibits

The following documents are incorporated by reference or filed as Exhibits to this report:

Exhibit Number	Description

3.2 (1)	Amended and Restated Certificate of Incorporation.

3.4 (1)	Amended and Restated Bylaws.

10.51 (2)	Employment Offer Letter to James Taschetta dated August 23, 2007.

10.52 (2)	Amendment to Employment Offer Letter to James Taschetta dated August 28, 2007.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2006 filed on November 15, 2006.

(2)             Incorporated by reference from our Current Report on Form 8-K filed on October 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.
Date: November 13, 2007	By:	/s/ LESLIE A. BLODGETT
Leslie A. Blodgett
Chief Executive Officer and Director
	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick
Executive Vice President, Chief Financial Officer and Chief Operations Officer