Form 10-K
period 2007-12-30
BARE ESCENTUALS INC
filed 2008-02-28
CIK 1295557

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32465

BARE ESCENTUALS, INC.
(Exact name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-1062857 (I.R.S. Employer Identification No.)
71 Stevenson Street, 22nd Floor San Francisco, CA (Address of Principal Executive Offices)	94105 (Zip Code)
(415) 489-5000 (Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

        Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of July 1, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.6 billion based on the Company's estimation of the fair value of $34.15 per share of its common stock on July 1, 2007.

        There were 91,299,159 shares of the registrant's common stock issued and outstanding as of the close of business on February 19, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on May 15, 2008 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

BARE ESCENTUALS, INC.
2007 ANNUAL REPORT ON FORM 10-K
INDEX

PART I

ITEM 1.    BUSINESS

Overview

        Bare Escentuals is one of the fastest growing prestige beauty companies in the U.S. and a leader by sales and consumer awareness in mineral-based cosmetics. We develop, market and sell cosmetics, skin care, and body care products under our bareMinerals, bareVitamins, RareMinerals, i.d. and namesake Bare Escentuals brands, and professional skin care products under our md formulations brand. We believe our bareMinerals cosmetics, particularly our core foundation products, offer a highly differentiated, healthy and lightweight alternative to conventional liquid- or cream-based cosmetics while providing light to maximum coverage for all skin types. As such, we believe our foundation products have broad appeal to women of all ages including women who did not previously wear foundation before using bareMinerals. We utilize a distinctive marketing strategy and a multi-channel distribution model consisting of infomercials, home shopping television, specialty beauty retailers, company-owned boutiques, spas and salons and online shopping. This model has enabled us to increase our brand awareness, consumer loyalty and market share and achieve favorable operating margins. Bare Escentuals was the top-selling cosmetics brand company-wide at leading specialty beauty retailers Sephora and Ulta during 2005, 2006 and 2007. From 2003 through 2007, we increased net sales approximately 52.4% on a compound annual basis, and during the fiscal year ended December 30, 2007, our operating income was 33.1% of net sales.

        Our bareMinerals-branded products include our core foundation products and a variety of eye, lip and complexion products such as blushes, all-over-face colors, liner shadows, eyeshadows and lip colors. Our bareMinerals products are made primarily from finely milled minerals and do not contain any of the chemical additives commonly found in liquid, cream and pressed cosmetics, such as preservatives, oil, fragrances, talc, waxes, binders and other potential skin irritants. We design our products to provide women with the look and feel of "bare" skin while effectively concealing skin imperfections such as blemishes, rosacea and acne that can be exacerbated by traditional cosmetics. We believe that bareMinerals appeals to women who prefer a more natural look relative to traditional foundation or simply prefer products with a natural formulation. In addition to our bareMinerals products, we offer a broad range of other cosmetics and accessories, including finishing powders, facial-prep products, lipsticks, lip-glosses, lip liners, mascaras, application tools and brushes under our i.d., bareVitamins and Bare Escentuals brand names. Additionally, we sell a mineral-based skin care line utilizing patent-pending mineral extraction technology under our RareMinerals brand. We also offer a wide range of professional skin care products under the md formulations brand and body care products under our Bare Escentuals brand.

        A core element of our success is our distinctive marketing strategy and multi-channel distribution model. We focus on educating consumers about the unique benefits of our products, developing intimate relationships with those consumers, and capitalizing on our multi-channel distribution strategy to effectively reach and engage those consumers. We believe educational media such as infomercials and home shopping television are particularly effective at informing consumers about the innovative product formulation, application technique and resulting benefits of our bareMinerals cosmetics. We also believe that our company-owned boutiques enhance the authenticity of our brand and provide a personal environment in which we offer our broadest product assortment and provide one-on-one consumer consultations and product demonstrations. At the same time, our physical presence at specialty beauty retailers such as Sephora and Ulta have helped to further strengthen our brand image and provide additional points of contact to educate consumers about our products. Moreover, this model allows us to:

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

        As of December 30, 2007, our domestic points of distribution included direct-response television such as our infomercials and home shopping television, approximately 508 retail locations consisting of specialty beauty retailers Sephora and Ulta as well as department stores Nordstrom, Macy's and Sephora inside JC Penney, and 51 open company-owned boutiques. Our products are also sold in approximately 1,200 spa and salon locations and online at www.bareescentuals.com, www.bareminerals.com and www.mdformulations.com. We also sell products internationally in the United Kingdom, Japan, France, and Germany as well as in smaller international markets via distributors.

  Company History

        The Bare Escentuals brand dates back to the opening of our first boutique in 1976. The Company was originally incorporated in Delaware on March 9, 2004 under the name STB Beauty, Inc. On February 24, 2006, the Company changed its name to Bare Escentuals, Inc. The Company was incorporated in order to acquire through its wholly owned subsidiary, STB Beauty Acquisition, Inc., 100% of the outstanding capital stock of MD Beauty, Inc. in a merger and recapitalization transaction (the "June 2004 Recapitalization"). Contemporaneous with the June 2004 Recapitalization, on June 10, 2004, STB Beauty Acquisition, Inc. was merged with and into MD Beauty, with MD Beauty being the surviving corporation operating as a wholly owned subsidiary of the Company.

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

        On April 3, 2007, we completed our acquisition of U.K.-based Cosmeceuticals Limited ("Cosmeceuticals"), which distributes Bare Escentuals' bareMinerals, md formulations and MD Forte brands primarily to spas and salons and QVC U.K. The acquired entity has been renamed Bare

Escentuals UK Ltd. The Company's primary reason for the acquisition was to reacquire its distribution rights and to expand its market share. The consideration for the purchase was cash of $23.1 million, comprised of $22.4 million in cash consideration and $0.7 million of transaction costs. The Company's consolidated financial statements include the operating results of the business acquired from the date of acquisition.

Our Market

        We operate within the large and steadily growing worldwide cosmetics and toiletries industry. The cosmetics and toiletries industry includes color cosmetics, skin care, body care and hand care products. According to Euromonitor, a market research firm, the cosmetics and toiletries worldwide and within the U.S. represented over $269.6 billion and $50.2 billion, respectively, in retail sales in 2006. Five of the largest countries by retail sales in the cosmetics and toiletries industry, according to Euromonitor, are the U.S., Japan, Brazil, France and Germany with 2006 retail sales of $50.2 billion, $29.8 billion, $18.2 billion, $14.1 billion and $13.6 billion, respectively. Within the cosmetics and toiletries market, we compete primarily in the color cosmetics and skin care segments. Color cosmetics and skin care products constituted 93.8% and 6.2%, respectively, of our net sales for the year ended December 30, 2007.

  U.S. Color Cosmetics and Skin Care Market

        Color Cosmetics Market: The U.S. color cosmetics market, which includes facial makeup, eye makeup, lip products and nail products, is estimated by Euromonitor to have had retail sales of $8.6 billion in 2006. The market for facial makeup is the largest segment of the U.S. cosmetics market, with estimated retail sales of $3.1 billion in 2006, according to Euromonitor. In addition, the markets for eye makeup, lip products, and nail products are estimated to have had retail sales of $2.7 billion, $2.2 billion, and $0.6 billion, respectively, in 2006.

        Skin Care Market: U.S. retail sales of skin care, which include facial care, body care and hand care products, were an estimated $7.8 billion in 2006, according to Euromonitor. The facial care market, the largest segment of the skin care market, was estimated at $5.9 billion in 2006 with approximately 89% of sales in this segment derived from facial moisturizers, anti-aging products, and cleansers.

  International Color Cosmetics and Skin Care Market

        Color Cosmetics Market: The international color cosmetics market is estimated by Euromonitor to have had retail sales of $35.7 billion in 2006. The market for facial makeup is the largest segment of the international cosmetics market, with estimated sales of $13.0 billion in 2006, according to Euromonitor. In addition, Euromonitor estimates that the markets for eye makeup, lip products, and nail products had retail sales of $9.4 billion, $9.9 billion, and $3.3 billion, respectively, in 2006.

        Skin Care Market: International retail sales of skin care products were an estimated $60.1 billion in 2006, according to Euromonitor. Euromonitor estimates that the international facial care market, the largest segment of the skin care market, had retail sales of $47.3 billion in 2006.

Brands and Products

  Cosmetics Brands

        bareMinerals.    Our bareMinerals-branded products include our core foundation products and a wide variety of eye, cheek, and face products such as blushes, all-over-face colors, liner shadows, eyeshadows and glimmers. All of our bareMinerals-branded products are made primarily from finely milled minerals and do not contain any of the chemical additives commonly found in liquid, cream and pressed cosmetics, such as preservatives, oil, fragrances, talc, waxes, binders and other potential skin irritants. We believe the efficacy of our products, as well as their positioning as a healthy and natural alternative to conventional cosmetics, appeals to a broad range of women who prefer a more natural look and feel, have skin conditions such as allergies, rosacea or acne that can be exacerbated by traditional cosmetics, or simply prefer products with a natural formulation.

        i.d. cosmetics, bareVitamins, Bare Escentuals.    Our i.d., bareVitamins and Bare Escentuals branded cosmetics and products include a broad assortment of fashionable color cosmetics and accessories including finishing powders, prep-products, lipsticks, lip glosses, lip liners, mascaras, and application tools and brushes.

        Our cosmetics products inclusive of the bareMinerals, Bare Escentuals, bareVitamins and i.d. brands comprised approximately 93.8% and 92.9% of our net sales for the years ended December 30, 2007 and December 31, 2006, respectively. Our bareMinerals foundation comprised approximately 46.0% and 47.6% of our net sales for the years ended December 30, 2007 and December 31, 2006, respectively.

  Skin Care Brands

        RareMinerals.    RareMinerals represents an innovative extension of our mineral-based expertise into the skin care category and offers women a natural, mineral-based alternative to traditional skin care products. Based on a patent-pending mineral extraction technology, RareMinerals delivers concentrated organic macro and micro minerals to the skin to reduce the appearance of imperfections and increase skin firmness and hydration. The RareMinerals line currently includes nighttime skin treatment, facial cleanser and acne treatment products.

        md formulations.    Our md formulations brand provides a complete professional skin care solution addressing the anti-aging market. Products in the retail line include cleansers, corrective treatments, antioxidant moisturizers and sun protectors. The brand also offers a complete line of professional-use-only products for use by aestheticians, such as glycolic peels, to complement the consumer retail line.

Merchandising and Product Packaging

        Our product formulations and branding are consistent across our distribution channels. However, we tailor product offerings to our distribution channels by creating unique and differentiated "kits" or assortments of products which help us to:

  •
  introduce new consumers to our brand;

  •
  create specialized offerings for our channel partners;

  •
  merchandise products according to channel demographics;

  •
  increase the average consumer purchase;

  •
  generate and renew excitement among our consumers; and

  •
  reinforce our brand.

        For example, our introductory complexion kit, which we market across all distribution channels, includes an assortment of our core products, including two different shades of bareMinerals foundation, Mineral Veil, Warmth, an application brush, a full coverage brush, a maximum coverage concealer brush and an instructional video. We also offer promotional kits which are typically "themed" to address specific end uses, targeted consumer segments or seasonal offerings. In addition, we produce limited quantities of many of our kits, which helps to generate excitement among consumers due to product scarcity.

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

        Our domestic distribution model is summarized as follows:

Media
Retail		Wholesale		Marketing Benefits
Infomercials		Home Shopping Television		•	Consumer education
•	Long-form	•	QVC	•	Brand awareness
•	Short-form	•	www.qvc.com	•	Cost-effective consumer
•	www.bareminerals.com				acquisition
(for infomercial products)

Traditional
Retail	Wholesale		Marketing Benefits
Company-owned Boutiques	Premium Wholesale		•	Brand prestige
Online	•	Sephora	•	Personal interaction
• www.bareescentuals.com	•	Ulta	•	Authenticity
• www.mdformulations.com	•	Department stores
Spas and salons

  Premium Wholesale

        The premium wholesale channel accounted for 32.1% of our net sales for the year ended December 30, 2007. Our premium wholesale channel enables us to provide additional points of contact to educate consumers about our products, expand our traditional retail location penetration with limited capital investment, and further strengthen our brand image. As with our own boutiques, this channel allows us to target a consumer who may be less inclined to shop at home and provides an inviting venue to experience the products personally and discuss product features with experienced sales personnel. We have increased our sales within the premium wholesale channel by introducing our products into Ulta in 1997 and Sephora in 2004. Bare Escentuals was the top-selling cosmetics brand company-wide at Sephora and Ulta in 2005, 2006 and 2007. In addition, we have also expanded into select Nordstrom and Macy's locations as well as with Sephora inside JCPenney. As of December 30, 2007, our products were distributed in a total of approximately 508 domestic premium wholesale locations in addition to approximately 200 Sephora France stores.

  Bare Escentuals Boutiques

        Our company-owned boutiques accounted for 16.8% of our net sales for the year ended December 30, 2007. We opened our first retail boutique in 1976 which offered a broad assortment of our bath, body, and cosmetics products under the Bare Escentuals brand. We believe that our company-owned boutiques reinforce our brand image, generate strong sales productivity and can be readily adapted to different location requirements. Our boutiques typically offer our broadest assortment of Bare Escentuals products, including our bareMinerals and i.d. cosmetics, our RareMinerals products and md formulations products. We believe that our boutiques enhance our ability to build strong consumer relationships and promote additional product use as we provide personal demonstrations and product consultations.

        Below is a summary of our boutique locations open as of December 30, 2007:

California
    Berkeley, CA—Fourth Street
    Canoga Park, CA—Topanga Plaza
    Corte Madera, CA—Town Center
    Costa Mesa, CA—South Coast Plaza
    Los Angeles, CA—Westside Pavilions
    Pleasanton, CA—Stoneridge Mall
    Roseville, CA—Roseville Galleria
    Santa Clara, CA—Valley Fair Mall
    San Francisco, CA—Stonestown Galleria
    San Francisco, CA—Pier 39
    San Francisco, CA—San Francisco Centre
    San Jose, CA—Oakridge Mall
    San Mateo, CA—Hillsdale Mall
    Thousand Oaks, CA—The Oaks S/C
    Walnut Creek, CA—Broadway Plaza
 Colorado
    Denver, CO—Denver Pavilions
 Connecticut
    Danbury, CT—Danbury Fair Mall
 Florida
    Brandon, FL—Brandon Town Center
    Jacksonville, FL—St. John's Town Center
    Orlando, FL—Florida Mall
 Georgia
    Atlanta, GA—Atlanta Airport
    Atlanta, GA—Lenox Square
    Atlanta, GA—Perimeter Mall
    Kennesaw, GA—Town Center at Cobb
 Illinois
    Chicago, IL—Water Tower
    Oakbrook, IL—Oakbrook
    Schaumburg, IL—Woodfield Mall
 Indiana
    Indianapolis, IN—Keystone Crossing
 Maryland
Annapolis, MD—Annapolis	Massachusetts
    Natick, MA—Natick Mall
 Minnesota
    Bloomington, MN—Mall of America
 Missouri
    Chesterfield, MO—Chesterfield Mall
    Des Peres, MO—West County Centre
    St. Louis, MO—St. Louis Galleria
 New Jersey
    Paramus, NJ—Garden State Plaza
 New York
    New York, NY—Third Avenue
    Garden City, NY—Roosevelt Field
    Elmhurst, NY—Queens Center Mall
 North Carolina
    Charlotte, NC—South Park Mall
 Ohio
    Columbus, OH—Polaris F/P
    Cincinnati, OH—Kenwood Towne Centre
    Beachwood, OH—Beachwood Place
 Oregon
    Tigard, OR—Washington Square
 Pennsylvania
    King of Prussia, PA—King of Prussia Mall
 Tennessee
    Collierville, TN—Carriage Crossing
 Texas
    Arlington, TX—Parks at Arlington
    Dallas, TX—Northpark Center
    San Antonio, TX—The Shops at La Cantera
 Virginia
    Mclean, VA—Tysons Corner
 Washington
    Bellevue, WA—Bellevue Square
 Wisconsin
Glendale, WI—Bayshore Town Center

        At retail boutiques open for the twelve months ended December 30, 2007, our average annual net sales during that period was approximately $1,900 per square foot. Based on the strong performance and limited geographic penetration of our boutiques to date, we believe that the opportunity exists to expand the number of boutiques that we operate. We opened seven boutiques in 2006 and eighteen boutiques in 2007, and we expect to open approximately thirty-five new boutiques in 2008. In addition, we intend to continue to refine our boutique operations including store design and product merchandising in order to maximize store financial performance.

        In addition to our partner websites such as www.sephora.com, www.ulta.com, www.nordstrom.com and www.qvc.com, we also sell products directly through our existing websites, www.bareminerals.com for sales of infomercial products, www.bareescentuals.com for sales of our bareMinerals and RareMinerals products and www.mdformulations.com for sales of professional skin care products. In addition to allowing consumers to purchase a broad range of our products, our websites also educate consumers as to the benefits as well as proper usage and application techniques for each product offered.

  Infomercials

        Our infomercial sales accounted for 24.7% of our net sales for the year ended December 30, 2007. Our infomercials, broadcast in 28-minute "long-form" programs and 60- to 120-second "short-form" programs, create broad brand awareness, communicate the unique properties of mineral-based cosmetics and educate the consumer regarding proper application techniques. Since we first launched our long-form infomercial in 2002, this channel has served as one of our primary marketing mediums as well as a profitable sales and consumer acquisition channel. Our infomercials reach a large and diverse array of consumers through airings on cable and network television. Our long-form infomercial program regularly appears on cable networks such as TV Guide Channel, The Food Network, TLC, Lifetime Television Networks, Court TV, CNBC, Travel and Women's Entertainment (WE) and many other smaller cable stations and local networks.

        We work primarily with one independent media agency to develop a media strategy and acquire desired time slots. We seek to achieve maximum media effectiveness through, among other techniques, regular performance evaluations of long-form and short-form programs, ongoing development of new infomercial content, management of local and national media mix and review of television station performance.

        In addition to creating brand and category awareness and driving traffic through our other sales channels, our infomercials also serve as a direct-to-consumer retail sales channel. The channel generates two types of direct sales: "front-end" or initial purchases generated through phone or website orders in response to our aired media, and "back-end" continuity repurchases that replenish the initial cosmetics shipment.

  Home Shopping Television

        Home shopping television accounted for 11.8% of our net sales for the year ended December 30, 2007. We believe that home shopping television is a strong consumer acquisition channel that also educates the consumer. Since 1997, we have marketed and sold our bareMinerals cosmetics line along with other Bare Escentuals products on-air at QVC, through QVC's website at www.qvc.com and in a QVC-produced Bare Escentuals-specific catalog. We also have an international home shopping television presence and currently appear on QVC in Japan, the UK, and Germany.

        QVC Agreement.    In December 1998, we entered into an agreement with QVC, Inc., under which we granted to QVC the exclusive right to promote, advertise, market, sell and distribute our products in all distribution channels in the United States other than our company-owned boutiques and prestige retail channels. For purposes of the QVC agreement, prestige retail channels means traditional department stores and specialty stores, specialty boutiques and beauty salons but excludes all other retail channels of distribution, including discount stores, drug stores, warehouse stores, superstores and retail outlet stores. In September 2006, we entered into an amendment to our agreement with QVC that gives us the right to enter into additional distribution channels. Under the amendment, we may promote, advertise, market and sell our products on our websites, and through advertising, catalogs, direct mail promotions and telephone numbers listed in our websites, catalogs and direct mail promotions, so long as we pay QVC a specified royalty on net sales of our products in these channels, which we refer to as Company Direct Marketing Media. Internet sales in the United States of products offered in the same configuration as on our infomercials bear a lower royalty rate than other net sales pursuant to Company Direct Marketing Media. The amendment also states that we may sell our products through the catalogs, direct mail promotions and websites of our prestige retail customers, again subject to payment of a specified royalty on these catalog, direct mail and website sales, which we refer to as Prestige Retail Direct Marketing Media. Our agreement prohibits us from selling products through retail channels not considered "prestige," such as discount stores, warehouse stores and superstores and their associated websites. Under the amended agreement, we also have the right to promote and sell our products through infomercials, so long as we give QVC thirty days to match any bona fide third-party offer for infomercial rights in the United States.

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

        Under the agreement, QVC issues an order for product that it holds on consignment and then issues us a report that shows all sales to its customers. The agreement had an initial term of one year and provides for automatic renewal for successive one-year periods unless either party notifies the other at least thirty days prior to the end of any term and QVC's net sales of our products are less than a minimum amount, subject to QVC's right to cure by paying us additional amounts to make up shortfalls. The agreement was automatically renewed in September 2007. Since the first year of the QVC agreement, QVC's net sales of our products have been substantially in excess of the minimum amounts. In addition, either party may terminate the agreement upon the other party's material breach, subject to notice and an opportunity to cure. If we terminate the agreement upon QVC's material breach, then QVC may continue to sell our products on a non-exclusive basis for 36 months.

        We are required to make our spokesperson available for at least eight appearances on QVC each year. Leslie Blodgett, our Chief Executive Officer, currently serves as our spokesperson for QVC, but we and QVC may mutually agree to replace Ms. Blodgett as our spokesperson.

        Additionally, we have granted QVC the exclusive right to promote, advertise, market and sell our products in Japan, Germany and the United Kingdom, subject to our rights to promote, advertise, market and sell our products in the same distribution channels available to us in the United States. We may terminate QVC's exclusive rights in Japan, Germany or the United Kingdom if our on-air minutes on QVC in any such country for a given calendar year falls below a specified minimum number of minutes for such country. We are required to pay QVC specified royalties on net sales pursuant to Company Direct Marketing Media in Japan, Germany and the United Kingdom other than internet sales of products offered in the same configuration as on our infomercials on which we are not required to pay a royalty. We are not required to pay a royalty on net sales in Japan, Germany or the United Kingdom pursuant to Prestige Retail Direct Marketing Media, and QVC does not have a right of first refusal with respect to infomercials in these markets.

  Spas and Salons

        Spas and salons accounted for 11.1% of our net sales for the year ended December 30, 2007. Our distribution through spas and salons provides an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the skin and complexion benefits that our bareMinerals and md formulations products provide. As of December 30, 2007, Bare Escentuals products were offered in approximately 2,800 spa and salon locations both domestically and in the UK. Growth in our spa and salon sales has been driven by our focus on higher-volume accounts domestically as well as the inclusion of sales to approximately 1,600 spas and salons in the UK beginning in the second quarter of 2007.

  International Distributors

        Net sales through our international distributors accounted for 3.5% of our net sales for the year ended December 30, 2007. While we report direct international sales based upon their respective distribution channel, we also sell both our Bare Escentuals and md formulations products in smaller international markets primarily through a network of third-party distributors. We have reduced our base of international distributors in order to devote additional resources to countries with significant cosmetics markets. We also have partnered with a third party to build our infomercial business in Japan.

Marketing and Promotion

        We have an innovative, media-driven marketing strategy which focuses on educating consumers about the benefits of our products, developing intimate relationships with those consumers, and leveraging our multi-channel distribution approach to effectively reach and engage those consumers.

        We employ the following marketing techniques:

        Educational Media.    Our primary method of building brand awareness is through educational media including both our long-form and short-form infomercial programs and home shopping television. In addition to being profitable consumer acquisition channels, these sales channels provide an opportunity for us to communicate the benefits of our products to a broad audience as well as build brand awareness. During 2007, our short- and long-form infomercials were broadcast on television an average of over 500 times per week.

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

        Public Relations.    We have benefited from a broad range of media and editorial coverage that has highlighted our innovative products and success. Our products have been profiled in magazines such as Lucky, Allure, Glamour, Marie Claire, Elle, Shape, Better Homes and Gardens, InStyle, O, the Oprah Magazine, Cosmopolitan and Natural Health. We also benefit from public appearances by Ms. Blodgett at our retail events, which have been covered on local television news broadcasts.

        Word of Mouth.    We believe that our company benefits from strong consumer loyalty as well as the emotional connection formed between our consumers and our brand. In turn, we believe that our consumers are strong advocates for our brand and have displayed a desire and willingness to convert others to our brand.

        Bare Escentuals Consumer Community.    Strong consumer loyalty has resulted in the development of a community of consumers who share a passion for our products and our brand. This community has expressed itself through attendance at events we sponsor, as well as events initiated by individual consumers. In addition, these loyal consumers have established an online community independent of the company's efforts via the website www.beaddicts.com. This loyal community of users provides invaluable feedback that we often incorporate into our product development.

Product Development

        We focus a significant portion of our product development efforts on creating new products and improving existing products based on feedback and suggestions from our consumers. Many of these suggestions are the catalyst for new product development and introductions. For example, we introduced two new products, Prime Time Foundation Primer and Prime Time Eyelid Primer, as a direct response to what our consumers suggested. We also recently launched two new mineral-based products under our Rareminerals product line, Renew & Reveal Facial Cleanser and Blemish Therapy.

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

        We also believe we have built a specialized distribution platform that we can use to market new concepts and products. We intend to continue to create new products and improve existing products in our core product lines by incorporating consumer feedback into our product development efforts. In addition, we intend to capitalize on our extensive knowledge and experience in mineral-based cosmetics to develop other prestige beauty products and use the success of our bareMinerals and Bare Escentuals brands, as well as our loyal consumer base, to market these products.

Sourcing

        We use third-party contract manufacturers and suppliers to obtain substantially all raw materials, components and packaging products and to manufacture finished products relating to our Bare Escentuals and md formulations brands. We utilize approximately 30 different product and packaging suppliers from which we source and contract manufacture our products. Suppliers purchase all necessary raw materials, including the minerals used to manufacture our products. BioKool, LLC is the sole supplier of the proprietary ingredient in our RareMinerals products. Other than the ingredient supplied by BioKool and an ingredient in certain products, we do not believe any of the raw materials used in our products is scarce or that raw materials or lack of suppliers present a potential supply chain risk. Each supplier manufactures products that meet our established guidelines.

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

Fulfillment

        Our fulfillment operations consist of an approximately 300,000 square foot facility in Obetz, Ohio which we opened in February 2007, an approximately 69,000 square foot company-operated distribution center in Hayward, California, an approximately 28,000 square foot facility in Basildon, UK and an approximately 110,000 square foot fulfillment and distribution center operated by Datapak Services

Corporation, or Datapak, an unrelated third party, in Plymouth, Michigan. From Obetz, we distribute wholesale and bulk orders of product to our premium wholesale customers, direct to consumer orders, spas and salons and QVC. From Hayward, we distribute to our retail boutiques, international distributors and international customers. From Basildon, we distribute to our spas and salons and QVC in the UK and Ireland. From Plymouth, Datapak fulfills direct-to-consumer orders, including distribution of product to our infomercial and Internet customers. We have delivered notice of non-renewal to Datapak, as in 2008 we plan to take over the entire fulfillment functions Datapak currently performs at our facility in Obetz, Ohio.

        Distribution Centers.    In August 2005, we moved our Company-operated distribution center from Emeryville, California to a larger, more modern facility in Hayward, California. Built in 1997, the new facility at approximately 69,000 square feet is nearly three times larger than our previous facility. In February 2007, we entered into a ten-year lease for an approximately 300,000 square foot facility in Obetz, Ohio. The new facility in Obetz is within two business days of approximately 60% of the US population, and is expected to primarily service Midwest and East Coast premium wholesale customers, QVC, company-owned boutiques, infomercial and online shopping customers. The facility is expected to expand warehouse capacity to support wholesale growth over the next five years, improve customer service, improve flexibility to offer promotional items and reduce shipping time and costs to our premium wholesale customers, spas and company-owned boutiques located in the Midwest and the East Coast. As a result of our acquisition of Cosmeceuticals, we also have a distribution facility of an approximately 28,000 square foot facility in Basildon, United Kingdom.

        Datapak Distribution Center.    Datapak specializes in fulfillment for direct response television, business-to-business, business-to-consumer, e-commerce fulfillment and product branding campaigns and has almost 20 years of experience in the fulfillment industry. We have had a relationship with Datapak for over four years. In January 2006, we entered into a master services agreement with Datapak. Under this agreement, Datapak provides us with a customized order fulfillment and administrative program, which includes packaging and shipping orders of our products. In addition, Datapak maintains an inventory tracking system and provides a customer inquiry line, telemarketing services, infomercial order processing and data and statistics regarding its services. Under this agreement, Datapak is required to ship substantially all orders for our product within 24 hours of the time of the order. Our agreement with Datapak expired on December 31, 2007, as we have delivered notice of non-renewal to Datapak. In December 2007, in order to facilitate the transition of Datapak's fulfillment operations to us, we entered into a new agreement whereby Datapak will continue to provide fulfillment services on a month-to-month basis. This agreement can be voluntarily terminated by either party by providing thirty days' prior written notice.

Information Technology

        We use our information systems to manage our wholesale, retail, and corporate operations. These management information systems provide business process support and intelligence across our multi-channel operations. Our systems consist of merchandising, wholesale order management, retail point of sale and inventory management, and finance and accounting systems.

        In 2006, we embarked on a comprehensive strategy to replace our legacy information systems infrastructure. Our new systems include core functions such as purchasing, merchandising, finance and accounting, inventory and order management, and warehousing and distribution. This process was substantially complete as of December 30, 2007.

        Our data center is located at an offsite third-party facility with redundant systems for power, HVAC and security as well as seismic precautions and fire suppression. In addition, this facility has been granted "Essential Facility" status according to applicable building codes, assuring that facility will remain operational during and after a major earthquake, and that tenants will be allowed on-site without the city inspection required of non-essential structures.

Trademarks, Licenses and Patents

        We own or have rights to use the trademarks necessary for manufacturing, marketing, distributing and selling our cosmetics, fragrances and skin care brands. These marks include brand names for products as well as product categories, including: Bare Escentuals, md formulations, i.d. bareMinerals, RareMinerals, bareVitamins, md forte and Mineral Veil. All of these trademarks are the subject of either registrations or pending applications in the United States, as well as numerous other countries worldwide where we do business. In general, trademarks are valid as long as they are in use and/or their registrations are properly maintained, and trademark registrations can generally be renewed indefinitely so long as the marks are in use. We consider the protection and enforcement of our trademark rights to be important to our business.

        TriStrata Agreement.    We hold a license from TriStrata Technology Inc. allowing us to use patented technology regarding glycolic acid in our professional skin care lines. We entered into a license agreement with TriStrata in July 1999. Under the agreement, as amended to date, TriStrata granted us a non-exclusive license of its patent rights for products containing glycolic acids and its salts for the treatment of wrinkles and fine lines, dry skin, in combination with salicylic acid for the treatment of acne and in combination with hydroquinone 2% or less for the treatment of skin pigmentation, and as a skin cleanser, hair conditioner and shampoo. The agreement prohibits us from marketing products using the licensed technology from TriStrata through multi-level or door-to-door channels. We pay TriStrata a royalty, including a minimum annual royalty amount on products we sell using its patented technology. TriStrata may terminate the license agreement with us if we fail to pay any amounts required or otherwise breach a provision under the license agreement, subject to prior written notice and an opportunity to cure. TriStrata also may terminate the license in the event of our bankruptcy or insolvency. We may terminate the license agreement on six months' prior written notice, after which we can make no further sales of products that incorporate the licensed technology.

        Rights to md formulations.    Our MD Formulations Inc. subsidiary acquired rights to the md formulations trademarks and some of our md formulations product rights from a large specialty pharmaceutical company in 1999. We currently sell our md formulations products in sales channels that arguably exceed the permitted field of use specified in the purchase agreement. The agreement provides for the sale to MD Formulations of md formulations product rights for use in a field of use defined as the research, development, manufacture, marketing and sale of alpha hydroxy acid, or AHA, skin care products to "skin care aestheticians" worldwide and to physicians outside of the United States. The party from which we purchased the md formulations product rights is aware of our sales in these channels and has not requested that we discontinue sales in these channels, although it has to date refused our requests to extend the license to explicitly cover all of these sales. However, if it were to challenge our rights to sell md formulations products in these distribution channels, we could be required to engage in litigation or negotiation regarding these rights or enter into a commercial arrangement with respect to these rights.

        BioKool Agreement.    We also hold a license with BioKool, LLC for its patent-pending mineral extraction technology, which we use in our RareMinerals products. In September 2005, we entered into a license and supply agreement with BioKool in contemplation of new product development, pursuant to which we have the exclusive, worldwide right to use its proprietary mineral ingredients in our personal care products. BioKool has agreed to supply all of our requirements for the ingredients. We will make orders on a purchase order basis and are not required to purchase any minimum quantity. We may cancel or change a purchase order on 30 days notice without incurring any charges. Upon the completion of a successful clinical test during the year ended December 31, 2006, we paid BioKool

$1.0 million. We are required to use commercially reasonable efforts to incorporate the licensed ingredients into commercial products. In the year ended December 31, 2006, we launched commercial sales of the products containing the licensed ingredients. We are required to pay a royalty on net sales of such products, including a minimum royalty amount. The agreement expires in September 2015, but may be renewed thereafter. In addition, we have the sole right to renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the first commercial launch of a product. Either party has the right to terminate the agreement if the other party fails to perform any material term of the agreement subject to 60 days' prior written notice. Upon termination, we may sell any products in our inventory, but may not make any additional products containing the licensed ingredients. BioKool has agreed to indemnify us against any liabilities we incur based upon a claim that the licensed ingredients or the BioKool mineral technology infringes upon any intellectual property rights of others. In addition, we have agreed to indemnify BioKool against any liabilities to the extent based upon claims that the products we develop using the mineral technology infringe upon any intellectual property rights of others or claims alleging misrepresentations regarding the efficacy of our products.

        We own numerous copyrights and trade dress rights for our products, product packaging, and catalogs.

Competition

        The beauty industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition is generally a function of brand strength, assortment and continuity of merchandise selection, reliable order fulfillment and delivery, and level of brand support and customer support. We compete with a large number of manufacturers and marketers of beauty products, many of which have significantly greater resources than we do. Many of our competitors also have the ability to develop and market products similar to and competitive with our products. Specifically, we compete with the major makeup and skin care companies which market many brands including Avon, Bobbi Brown, Chanel, Clarins, Clinique, Estée Lauder, L'Oréal, Lancôme, M.A.C., Neutrogena, Shiseido and Smashbox, of which Avon, L'Oréal and Neutrogena recently launched mineral-based makeup. We also compete with several smaller mineral-based cosmetics brands.

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

Government Regulation

        We and our products are subject to regulation by the Food and Drug Administration, or the FDA, the Federal Trade Commission, State Attorneys General in the U.S., the international regulatory authorities in the countries in which our products are produced or sold. Such regulations principally relate to the safety of our ingredients, proper labeling, advertising, packaging and marketing of our products. For example, in Japan, the Ministry of Health, Labor and Welfare requires our distributor to have an import business license and to register each personal care product imported into Japan. In addition, the sale of cosmetics products is regulated in the European Union member states under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. We believe that we are in substantial compliance with such regulations, as well as with applicable federal, state, local and international and other countries' rules and regulations governing the discharge of materials hazardous to the environment. There are no capital expenditures for environmental control matters either planned in the current year or expected in the near future. However, regulations that are designed to protect consumers or the environment have an influence on our products.

        Under the Federal Food, Drug and Cosmetic Act, or the FDC Act, cosmetics are defined as articles applied to the human body to cleanse, beautify or alter the appearance. Cosmetics are not subject to pre-market approval by the FDA but the product and ingredients must be tested to assure safety. If the product or ingredients are not tested for safety, a specific warning is required. The FDA monitors compliance of cosmetic products through random inspection of cosmetic manufacturers and distributors. The FDA utilizes an "intended use" doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product. If a cosmetic product is intended for a disease condition or to affect the structure or function of the human body, the FDA will regulate the product as a drug rather than a cosmetic. The product will then be subject to all drug requirements under the FDC Act including pre-approval by the FDA of the product before future marketing. The labeling of cosmetic products is subject to the requirements of the FDC Act, the Fair Packaging and Labeling Act and other FDA regulations. If the FDA considers label claims for our cosmetic products to be claims affecting the structure or function of the human body, our products may be regulated as drugs. If our products are regulated as drugs by the FDA, we would be required to conduct clinical trials to demonstrate safety and efficacy of our products in order to continue marketing such products. However, we may not have sufficient resources to conduct any required clinical studies and we may not be able to demonstrate sufficient efficacy or safety data to resume future marketing of such products. Any inquiries from the FDA or other foreign regulatory authorities into the regulatory status of our cosmetic products and any related interruption in the marketing and sale of those products could severely damage our brands and company reputation in the marketplace.

Employees

        As of December 30, 2007, we had 1,571 employees, of whom 661 were full-time employees and 910 were part-time employees. During the fourth quarter of each year, we increase the sales force at our boutiques to meet consumer demand during the peak holiday selling season. Thus, the total number of employees fluctuates with the most changes occurring at the boutique sales level.

        None of our employees is represented by a collective bargaining agreement. There are no pending labor-related legal actions against us filed with any state, federal or foreign agency. We believe our employee relations are good.

Available Information

        Our Internet address is http://www.bareescentuals.com. We make available free of charge on our investor relations website under "SEC Filings" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

        The risks set forth below may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us that later prove to be material.

Risks Relating to Our Business

Our success is dependent on sales of our mineral-based foundation. A change in consumer preferences for such products could harm our business.

        During the year ended December 30, 2007, approximately 46.0% of our net sales were derived from our sales of foundation products. We are vulnerable to shifting consumer tastes and demands and cannot assure you that our foundation will maintain its popularity and market acceptance. Our growth and future success will depend, in part, upon consumer preferences for our mineral-based foundation. A decline in consumer demand for our mineral-based foundation would result in decreased net sales of our products and harm our business. Moreover, we are identified as a mineral-based cosmetics company, and it would likely damage our reputation were these products to fall out of favor with consumers.

We do not have long-term purchase commitments from our significant customers, and a decrease or interruption in their business with us would reduce our sales and profitability.

        We depend on wholesale sales to specialty beauty retailers and QVC, Inc. for a significant portion of our net sales. Sales to Sephora, Ulta and QVC accounted for an aggregate of 41.1% of our net sales for the year ended December 30, 2007, with sales to each of these customers accounting for greater than 10% of our net sales for the year ended December 30, 2007. Our arrangement with QVC does not obligate QVC to make any purchases of our products or to undertake any efforts to promote our products on air or otherwise, and our arrangements with each of Sephora and Ulta are by purchase order and are terminable at will at the option of either party. A substantial decrease or interruption in business from these significant customers could result in inventory write-offs or in the loss of future business and could reduce our liquidity and profitability. In addition, our appearances on QVC enhance our brand awareness and drive sales both on QVC and in our other sales channels. As a result, a decision by QVC to reduce the number of times per year it features our products on air or the type of such appearances would cause a decline in our sales to QVC and could cause sales in our other channels to suffer.

        In the future, our significant customers may undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease their orders for our products. Further, one or more of these customers may decide to exclusively feature a competitor's mineral-based products, develop their own store-brand mineral-based products or reduce the number of brands of cosmetics and beauty products they sell, any of which could affect our ability to sell our products to them on favorable terms, if at all. Our loss of significant customers would impair our sales and profitability and harm our business, prospects, financial condition and results of operations.

The beauty industry is highly competitive, and if we are unable to compete effectively it could significantly harm our business, prospects, financial condition and results of operations.

        The beauty industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. Our products face, and will continue to face, competition for consumer recognition and market share with products that have achieved significant national and international brand name recognition and consumer loyalty, such as those offered by global prestige beauty companies Avon Products, Inc., Elizabeth Arden, Inc., The Estée Lauder Companies, Inc., L'Oréal S.A. and Neutrogena, of which Avon, L'Oréal and Neutrogena have recently launched mineral-based makeup. These companies have significantly greater resources than we have and are less leveraged than we are. These competitors typically devote substantial resources to promoting their brands through traditional forms of advertising, such as print media and television commercials. Because of such mass marketing methods, these competitors' products may achieve higher visibility and recognition than our products. In addition, these competitors may duplicate our marketing strategy and distribution model to increase the breadth of their product sales. We also face competition from other companies that recently have launched, or may in the future launch, mineral-based cosmetics. Some of these competitors have significant experience using infomercials to market and sell cosmetics and skin care products and have employed marketing strategies and distribution models similar to ours.

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

        Our bareMinerals foundation products face competition from liquid- or cream-based foundation and, to a lesser extent, mineral-based foundation products, sold by our competitors. Because the process for production of mineral-based cosmetics is not subject to patent protection, there is a low barrier to entry into the market for such products as evidenced by the number of smaller companies recently entering the market for such products. If these smaller companies' products prove successful or if global prestige beauty companies were to significantly increase production and marketing of mineral-based cosmetics, our net sales could suffer. If consumers prefer our competitors' products over ours, we will lose market share and our net sales will decline. New products that we develop might not generate sufficient consumer interest and sales to become profitable or to cover the costs of their development.

        Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions have a significant impact on consumers' buying decisions and, as a result, our net sales. These factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could harm our net sales and profitability.

We may be unable to manage our growth effectively, which could cause our liquidity and profitability to suffer.

        We have grown rapidly, with our net sales increasing from approximately $94.7 million for the year ended December 31, 2003 to approximately $511.0 million for the year ended December 30, 2007. Our growth has placed, and will continue to place, a strain on our management team, information systems and other resources. To manage growth effectively, we must:

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

        Our ability to succeed depends, to a significant extent, on our ability to grow our business while maintaining profitability. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability has in the past and will in the future depend upon a number of factors, including, without limitation:

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

  •
  our ability to maintain and intensify our consumers' emotional connection with our brand, including through friendly and effective customer service and contacts;

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

A decline in general economic conditions could lead to reduced consumer demand for our products and have an adverse effect on our liquidity and profitability.

        Since purchases of our merchandise are dependent upon discretionary spending by our consumers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general or perceived slowdown in the United States economy or the economies of other countries where we sell our products, or uncertainty as to the economic outlook, could reduce discretionary spending or cause a shift in consumer discretionary spending to other products. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and excess inventories and hinder our ability to raise prices in line with costs, which could, in turn, lead to increased merchandise markdowns and impairment charges, adversely affecting our profitability.

If we are unable to retain key executives and other personnel, particularly Leslie Blodgett, our Chief Executive Officer and primary spokesperson, and recruit additional executives and personnel, we may not be able to execute our business strategy and our growth may be hindered.

        Our success largely depends on the performance of our management team and other key personnel and our ability to continue to recruit qualified senior executives and other key personnel. Our future operations could be harmed if any of our senior executives or other key personnel ceased working for us. Competition for senior management personnel is intense and there can be no assurance that we will be able to retain our personnel or attract additional qualified personnel. The loss of a member of senior management may require the remaining executive officers to divert immediate and substantial attention to fulfilling his or her duties and to seeking a replacement. We are currently recruiting for a Chief Information Officer, Senior Vice President of Retail Merchandising, Head of Sales and Head of Retail positions. We may not be able to continue to attract or retain such personnel in the future. Any inability to fill vacancies in our senior executive positions on a timely basis could harm our ability to implement our business strategy, which would harm our business and results of operations.

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

        Many members of our senior management team, including our Chief Marketing Officer, Senior Vice President of Direct to Consumer, Vice President of Real Estate, General Counsel, and Vice President of Stores have been hired since April 2007. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team's ability to quickly and efficiently respond to problems and effectively manage our business. Our success also depends on our ability to continue to attract, manage and retain other qualified senior management members as we grow.

Our planned expansion of our boutique operations will result in increased expenses with no guarantee of increased earnings. In addition, we may close boutiques that are not profitable or incur other costs, which could cause our results of operations to suffer.

        We opened a total of eighteen new boutiques in 2007, and we plan to open approximately thirty-five new boutiques in 2008. We expect our total capital expenditures associated with opening these new boutiques to be approximately $12.5 million in 2008. However, we may not be able to attain our target number of new boutique openings, and any of the new boutiques that we open may not be profitable, either of which could cause our financial results to suffer. Our ability to expand by opening new boutiques will depend in part on the following factors:

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

        Some of our expenses will increase with the opening of new boutiques, such as headcount and lease occupancy expenses as well as information technology system expenses. Moreover, as we stock new boutiques with product inventory, our inventory expenditures will increase. We may not be able to manage these increased expenses without decreasing our earnings. If any of our boutiques fails to generate attractive financial returns or otherwise does not serve our strategic goals, we may be required to close that boutique. If we were to close any boutique, we likely would incur expenses and impairment charges in connection with such closing, would be unable to recover our investment in leasehold improvements at that boutique and would be liable for remaining lease obligations, which could harm our results of operations.

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

        We depend on infomercials as one of our most significant distribution channels for marketing and selling our products. We periodically update the content of our infomercials and revise our product offerings and pricing. If customers are not as receptive to new infomercial content or product offerings, as was the case following the launch of our new infomercial in the second fiscal quarter of 2007, our sales through our infomercial sales channel may decline. In addition, if there is a marked increase in the price we pay for our media time, the cost-effectiveness of our infomercials will decrease. If our infomercials are broadcast during times when viewership is low, this could also result in a decrease of the cost-effectiveness of such broadcasts, which could cause our results of operations to suffer. Also, to the extent we have committed in advance for broadcast time for our infomercials, we would have fewer resources available for potentially more effective distribution channels.

We depend on third parties to manufacture all of the products we sell and we do not have long-term contracts with all of these manufacturers. If we are unable to maintain these manufacturing relationships or enter into additional or different arrangements, we may fail to meet customer demand and our net sales and profitability may suffer as a result.

        All of our products are contract manufactured or supplied by third parties. We do not have long-term contracts with all of these manufacturers of our products. The fact that we do not have long-term contracts with all of our other third-party manufacturers means that they could cease manufacturing these products for us at any time and for any reason. In addition, our third-party manufacturers are not restricted from manufacturing our competitors' products, including mineral-based products. We also source some of our products through a supplier agent that purchases products from third-party manufacturers. Some of the ingredients in certain products are also sole-sourced. If we are unable to obtain adequate supplies of suitable products or ingredients because of the loss of one or more key vendors or manufacturers or our supplier agent or otherwise, our business and results of operations would suffer because we would be missing products from our merchandise mix unless and until we could make alternative supply arrangements. In addition, identifying and selecting alternative vendors would be time-consuming and expensive, and we might experience significant delays in production during this selection process. Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

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

        In accordance with the FDC Act, and regulations enforced by the FDA, the manufacturing processes of our third party manufacturers must comply with the FDA's current Good Manufacturing Practices, or cGMPs, for manufacturing drug products. The manufacturing of our cosmetic products are subject to the misbranding and adulteration sections of the FDC Act applicable to cosmetics. The FDA may inspect our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with cGMPs and the FDC Act provisions applicable to manufacturing cosmetic products. We have limited control over the FDA compliance of our third-party manufacturers. A history of past compliance is not a guarantee that future FDA regulatory manufacturing requirements will not mandate other compliance steps with associated expense.

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

We have depended on Datapak Services Corporation, or Datapak, for fulfillment of products sold through our infomercials, and we are planning to take over the fulfillment functions it has performed.

        We depend on Datapak for fulfillment of our infomercial sales, which represented 24.7% of our net sales for the year ended December 30, 2007. We contract with Datapak for inventory management, call center operation, hosting of our bareminerals.com website and packing and shipping of product to our customers. Our contract with Datapak expired on December 31, 2007 as we have delivered notice of nonrenewal to Datapak based on our intention to take over the fulfillment functions Datapak currently performs at our new facility in Obetz, Ohio. In December 2007, we entered into a new agreement whereby Datapak will continue to provide fulfillment services on a month-to-month basis in order to facilitate the transition of Datapak's fulfillment operations to us. However, this agreement can be voluntarily terminated by either party by providing thirty days' prior written notice. If Datapak were to terminate its relationship with us before we had fully transitioned the services it performs, we could experience a delay in reestablishing our ability to pack and ship product to our infomercial customers, which could harm our business. We have limited experience with fulfilling direct to consumer infomercial orders, and as a result, even if our transition away from Datapak occurs on the anticipated timetable, we may experience disruptions or delays in accepting orders, processing them or delivering product to infomercial customers as we take over the services previously provided by Datapak. Additionally, our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of Datapak's customer call center operations. In the past, we have received customer complaints related to the services provided by Datapak's customer call center operations. Additionally, in November 2007, we contracted with Center Partners, Inc. to provide customer call center services. Because our success depends in large part on keeping our customers satisfied, and because infomercial sales constitute a significant portion of our net sales, any failure by Datapak or Center Partners, Inc. to provide satisfactory levels of customer service or any failure by us to provide satisfactory levels of customer service, would likely impair our reputation and harm our business, prospects, financial condition and results of operations.

Our manufacturers ship a significant portion of the product we order to our distribution centers in Obetz, Ohio and Hayward, California, and any significant disruption of the operations of the centers would hurt our ability to make timely delivery of our products.

        We distribute products to our premium wholesale, spas and salons, direct to consumer and QVC from our facility in Obetz, Ohio. Approximately 80% of our net sales for the year ended December 30,

2007 were derived from these sales channels. We distribute products to our company-owned boutiques and international customers from our facility in Hayward, California. Approximately 20% of our net sales for the year ended December 30, 2007 were derived from these sales channels. By the second quarter of 2008, we anticipate distributing products to our company-owned boutiques from our facility in Obetz, Ohio so that our Hayward, California facility will be solely dedicated to international distribution. A natural disaster or other catastrophic event, such as a fire, flood, severe storm, break-in, terrorist attack or other comparable event could cause interruptions or delays in our business and loss of inventory and could render us unable to accept or fulfill customer orders in a timely manner, or at all. Hayward, California is located on a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of our distribution facility. The impact of any of these natural disasters or other catastrophic events on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan, and we do not have a final plan currently in place. In addition, our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, fire, natural disaster or other catastrophic event were to destroy a significant part of either facility or interrupt our operations for an extended period of time, our net sales would be reduced and our results of operations would be harmed.

Our new distribution facility in Obetz, Ohio may not perform as planned.

        We opened a new facility in Obetz, Ohio in 2007 that also distributes products to our premium wholesale, spa and salon, QVC and infomercial and online shopping customers. In February 2007, we entered into a 10-year lease for an approximately 300,000 square foot facility in Obetz, Ohio where we are transitioning the in-house fulfillment functions that Datapak currently performs for us, such as packaging and shipping of product to our infomercial and online shopping customers. The facility is expected to expand warehouse capacity to support growth in premium wholesale sales over the next five years, improve customer service, improve flexibility to offer promotional items and reduce shipping time and costs to our premium wholesale customers, spas and company-owned boutiques located in the Midwest and the East Coast. However, with respect to infomercial fulfillment, we have traditionally outsourced these functions and do not have experience managing these operations. Furthermore, if our new facility does not comply with applicable laws and regulations or fails to meet expected deadlines, our ability to deliver products to meet commercial demand would be significantly impaired.

Our quarterly results of operations may fluctuate due to the timing of customer orders, the number of QVC appearances we make, new boutique openings, as well as limited seasonality and other factors.

        We may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including the timing of orders from our premium wholesale customers, the timing and number of our appearances on QVC, the timing of new boutique openings, seasonality and other factors. We make sales to our premium wholesale customers on a purchase order basis, and we receive new orders when and as these customers need replenishment product. As a result, their orders typically are not evenly distributed through the course of the year. In addition, our sales to QVC are largely dependent on the timing and number of our on-air appearances, with our greatest sales generated through appearances where our products are featured as "Today's Special Value" or "TSV." As such, we expect our quarterly results to continue to fluctuate based on the number of shows in a quarter and whether a particular quarter includes a TSV or not.

        We opened a total of eighteen new boutiques in 2007 and we plan to open approximately thirty-five new boutiques in 2008. The timing of these boutique openings will impact both our net sales and our selling, general and administrative expenses. For example, if we were to open a number of new boutiques at the end of a quarter, our results of operations for that quarter would include limited net sales from the new boutiques but substantially all of the pre-opening expenses associated with such boutiques.

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

Our operations may be impaired as a result of disasters, business interruptions or similar events.

        A natural disaster such as an earthquake, fire, flood, or severe storm, or a catastrophic event such as a terrorist attack, an epidemic affecting our operating activities, major facilities, or a computer system failure could cause an interruption or delay in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. In addition, we are located in areas that are susceptible to an earthquake or other similar event could prevent us from delivering products in a timely manner. We do not currently have a disaster recovery plan, other than with respect to our information technology systems, and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, natural disaster, terrorist attack or other catastrophic event were to destroy any part of our facilities or interrupt our corporate headquarters or any of our distribution facilities operations for any extended period of time, or if harsh weather conditions us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.

We have recently replaced our core systems which might disrupt our supply chain operations.

        We have recently replaced our information technology systems supporting our financial management and reporting, inventory and purchasing management, order management, warehouse management and forecasting. There are inherent risks associated with replacing our core systems, including supply chain disruptions that may affect our ability to deliver products to our customers. We believe that other companies have experienced significant delays and cost overruns in implementing similar systems changes, and we may encounter similar problems. We may not be able to successfully implement these new systems or implement them without supply chain disruptions in the future. Any resulting supply chain disruptions could harm our business, prospects, financial condition and results of operations.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and are exposed to future risks of non-compliance.

        We were required to furnish a report by our management on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act for the first time in connection with the Annual Report on Form 10-K for the year ended December 30, 2007. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of such internal control.

        We completed the evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal year ended December 30, 2007. Our assessment, testing and evaluation resulted in our conclusion that as of December 30, 2007, our internal control over financial reporting was effective. However, our controls, nonetheless, may not prove to be adequate for the periods covered by that report and, in any event, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management's time in connection with further evaluations, which may adversely affect our future operating results and financial condition.

Our indebtedness could limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations or to refinance the obligations on acceptable terms, or at all.

        Our consolidated long-term indebtedness as of December 30, 2007 was $264.9 million. As of December 30, 2007, we may incur up to an additional $24.9 million under our revolving credit facility, subject to compliance with a maximum leverage ratio covenant.

        Our senior secured credit facilities, as amended in March 2007, contain a number of significant covenants, which limit our ability to, among other things, incur additional indebtedness, make investments, pay dividends, make distributions, or redeem or repurchase capital stock and grant liens on our assets or the assets of our subsidiaries. For example, we are restricted from incurring additional indebtedness from a third party unless we satisfy the maximum leverage ratio covenant in our credit facility. As of December 30, 2007, we could incur an additional $47.0 million of indebtedness in compliance with this covenant, as amended. Our senior secured credit facilities also require us to maintain specified financial ratios and satisfy financial condition tests at the end of each fiscal quarter. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not meet those tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. If the lenders accelerate amounts owing under our senior secured credit facilities because of a default and we are unable to pay such amounts, the lenders have the right to foreclose on substantially all of our assets.

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

        As of December 30, 2007, we had $264.9 million of consolidated indebtedness that was subject to variable interest rates. Interest rates in the U.S. recently have been near historic lows, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. We have entered into an interest rate swap agreement covering a portion of our variable rate debt intended to hedge our exposure to adverse fluctuations in interest rates. Nevertheless, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $264.9 million of variable interest rate indebtedness outstanding as of December 30, 2007, excluding the impact of our interest rate swap agreement currently in place, a hypothetical 1% increase or decrease in interest rates would result in a change of approximately $2.6 million change to our annual interest expense.

We had a negative net worth as of December 30, 2007, which may make it more difficult and costly for us to obtain financing in the future.

        As of December 30, 2007, we had a negative net worth of $104.5 million. Our negative net worth resulted from the use of borrowings to fund our repurchase of stock in connection with our June 2004 recapitalization and to fund dividends in connection with our February 2005 recapitalization, October 2005 recapitalization and June 2006 recapitalization transactions. As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Our products may cause unexpected and undesirable side effects that could limit their use, require their removal from the market or prevent further development. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be.

        Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in our recall or discontinuance of sales of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses of commercializing new products. In addition, consumers or industry analysts may assert claims that our products are not as effective as we claim them to be. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales. We are particularly susceptible to these risks because our marketing campaign heavily relies on the assertion that our products are "pure", "healthy" and ideal for women who have skin conditions that can be exacerbated by traditional cosmetics.

We may face product liability claims and may be required to recall products, either of which could result in unexpected costs and damage to our reputation.

        Our business exposes us to potential liability risks that arise from the testing, manufacture and sale of our beauty products. Plaintiffs in the past have received substantial damage awards from other cosmetics companies based upon claims for injuries allegedly caused by the use of their products. We currently maintain general liability insurance with an annual aggregate coverage limit of $20.0 million. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits. In addition, in the past, we have recalled certain of our products, and in the future, it may be necessary for us to recall products that do not meet approved specifications or because of the side effects resulting from the use of our products, which would result in adverse publicity, potentially significant costs in connection with the recall and a loss of net sales from such products.

We do not currently own any registered patents on our products. If we are unable to protect our intellectual property rights, our ability to compete could be harmed.

        We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include registered trademarks on our name, "Bare Escentuals," as well as our brands "bareMinerals," "md formulations," "Bare Escentuals" and "RareMinerals," copyrights in our infomercial broadcasts and website content, rights to our domain names www.bareescentuals.com, www.bareminerals.com and www.mdformulations.com, and trade secrets and know-how with respect to product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers, and others to protect our proprietary rights. We have not received patent protection on any of our products, though we have licenses for the proprietary formulations and ingredients used in some of our md formulations and RareMinerals products. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

        Other parties may infringe on our intellectual property rights and may thereby dilute our brands in the marketplace. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. For example, we currently are pursuing claims in litigation against M/D Skin Care LLC and its founder Dr. Dennis Gross regarding their use of the trademark "MD Skincare." M/D Skin Care LLC has also filed claims against us in the case. We are also pursuing claims in litigation against L'Oréal USA, Inc. and L'Oréal S.A. regarding their use of the trademark "Bare Naturale" and for false advertising of this brand. We have incurred and expect to incur significant legal fees and other expenses in pursuing these claims. In each case, we believe the competing marks infringe our trademark rights and create confusion in the marketplace. If we receive an adverse judgment in either of these matters or in any other cases we may bring in the future to defend our intellectual property rights, we may suffer further dilution of our trademarks and other rights, which could harm our ability to compete as well as our business, prospects, financial condition and results of operations.

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

        Our MD Formulations, Inc. subsidiary acquired rights to the md formulations trademarks and some of our md formulations product rights from a large specialty pharmaceutical company in 1999. We currently sell our md formulations products in sales channels that arguably exceed the permitted field of use specified in the purchase agreement. The agreement provides for the sale to MD Formulations of md formulations product rights for use in a field of use defined as the research, development, manufacture, marketing and sale of alpha hydroxy acid, or AHA, skin care products to "skin care aestheticians" worldwide and to physicians outside of the United States. For the year ended December 30, 2007, we made approximately 62.1% of our sales of md formulations products to spas and salons, which we require to employ aestheticians and to international distributors, but during the past five years, we also have sold these products in our premium wholesale channels, through our own boutiques and on our mdformulations.com website. The party from which we purchased the md formulations product rights is aware of our sales in these channels and has not requested that we discontinue sales in these channels, although it has to date refused our requests to expand the permitted field of use to explicitly cover all of these sales. However, if it were to challenge our rights to sell md formulations products in these distribution channels, we could be required to engage in litigation or negotiation with the objective of obtaining these rights. Any such litigation would cause us to incur substantial expenses and, if we were unsuccessful, could cause us to lose the right to sell our products in one or more of our existing distribution channels or to pay damages, either of which could significantly harm our business, prospects, financial condition and results of operations.

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

        In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office, or the USPTO, proceedings before the USPTO's Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any intellectual property litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources.

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

        The FDA does not have a premarket approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate our cosmetics or the ingredients included in our cosmetics as drugs or biologics. If certain of our bareMinerals, RareMinerals or our other products are deemed to be drugs or biologics, rather than cosmetics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct any required clinical trials, and we may not be able to establish sufficient efficacy or safety data to resume the sale of these products. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could severely damage our brand reputation and image in the marketplace, as well as our relationships with customers, which would harm our business, prospects, financial condition and results of operations.

        Our foundations and concealers as well as some of our md formulations products are considered over-the-counter, or OTC, drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a "monograph" system that specifies active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are OTC drugs are not in compliance with the applicable FDA monograph, we would be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product or (iii) cease to sell such product until we receive further FDA approval. There can be no assurance that, if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense or at all. In addition, OTC drug products must be manufactured in accordance with drug good manufacturing practice regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with drug good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards. If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer's operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

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

Our plans to expand our product offerings and launch new brands or brand extensions may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could impact our competitive position.

        We plan to grow our business by expanding our product offerings and developing new brands or brand extensions, as we did when we launched our RareMinerals brand and line of products in 2007. These plans involve various risks, including:

  •
  if our expanded product offerings or new brands or brand extensions fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our net sales may decrease, and

  •
  the implementation of these plans may divert management's attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

        The development and launch of a new product line or brand or brand extension could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our net sales and profitability.

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

Our common stock has only been publicly traded since September 29, 2006, and the price of our common stock may fluctuate substantially.

        Our common stock has only been publicly traded since September 29, 2006, and we expect that the price of our common stock will continue to fluctuate substantially. From our initial public offering through February 22, 2008, the trading price of our common stock has ranged from a low of $19.25 to a high of $43.22. Many factors could cause the market price of our common stock to rise and fall, including the following:

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

Our operating and financial performance in any given period might not meet the guidance that we have provided to the public.

        We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

Our current principal stockholders have significant influence over us, and they could delay, deter, or prevent a change of control or other business combination or otherwise cause us to take action that advances their best interests and not necessarily those of other stockholders.

        As of February 19, 2008, affiliates of Berkshire Partners LLC beneficially own approximately 25.2% of our outstanding common stock. In addition, two of our directors are affiliated with Berkshire Partners LLC. As a result, if these stockholders were to choose to act together, they will have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. In addition, the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

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

  •
  prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/3% stockholder approval; and

  •
  requiring advance notice for raising business matters or nominating directors at stockholders' meetings.

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

        None.

ITEM 2.    PROPERTIES

        We currently lease a total of approximately 74,000 square feet at a facility in San Francisco, California for our corporate headquarters. The lease for our corporate headquarters expires in July 2015. We believe that this facility, including additional space that we have the ability to acquire under options in the lease, will provide us with adequate space for growth for at least the next two years and, if necessary we believe that we will be able to locate and acquire additional space for our headquarters on commercially reasonable terms. We lease an approximately 69,000 square foot facility in Hayward, California for use as a distribution center to our boutiques and our international distributors. The lease of this facility expires in July 2010. We also have leased a new facility of approximately 300,000 square feet in Obetz, Ohio in 2007 for ten years and an approximately 28,000 square feet in Basildon, United Kingdom in 2007 for five years. We believe with these new distribution facilities, we will have adequate space for growth for the next five years, and we believe that we will be able to locate and acquire additional space for our operations on commercially reasonable terms.

        As of December 30, 2007, we leased approximately 53,000 gross square feet relating to 51 company-owned boutiques. Most of our company-owned boutique leases have original lease terms of approximately 10 years and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds have been achieved. These leases generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions.

ITEM 3.    LEGAL PROCEEDINGS

        Bare Escentuals is subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 30, 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been listed on the Nasdaq Global Select Market under the symbol "BARE" since September 29, 2006. Prior to that time, there was no public market for our stock.

        The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported by the Nasdaq Global Select Market:

Fiscal Year 2007	Low	High
First Quarter	$30.50	$37.89
Second Quarter	32.68	43.22
Third Quarter	21.21	36.05
Fourth Quarter	19.25	28.22

Fiscal Year 2006	Low	High
Third Quarter (commencing September 29, 2006)	$26.99	$29.10
Fourth Quarter	26.95	35.41

        On December 30, 2007, the closing sale price of our common stock on the Nasdaq Global Select Market was $24.43. As of February 19, 2008, there were approximately 52 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

        We have not repurchased any common stock during the fourth quarter of our fiscal year ended December 30, 2007.

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

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*
Among Bare Escentuals, Inc., The NASDAQ Global Select Index
And The Dow Jones US Personal Products Index

        The information in the graph and table above is not "soliciting material," is not deemed "filed" with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report, except to the extent that we specifically incorporate such information by reference.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,714,936	$4.56	4,934,757
Equity compensation plans not approved by security holders	—	—	—
Total	4,714,936	$4.56	4,934,757

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005(a)	December 31, 2003
	(in thousands, except per share data)
Sales, net	$511,000	$394,525	$259,295	$141,801	$94,661
Cost of goods sold	147,558	112,439	74,511	39,621	31,041

Gross profit	363,442	282,086	184,784	102,180	63,620
Expenses:
Selling, general and administrative	180,338	135,501	103,270	61,156	40,593
Depreciation and amortization	7,277	2,327	1,106	801	1,150
Stock-based compensation(b)	6,838	5,347	1,370	819	—
Restructuring charges(c)	—	114	643	—	—
Asset impairment charges(d)	—	—	1,055	—	—
Recapitalization fees and expenses(e)	—	—	—	21,430	—

Total operating expenses	194,453	143,289	107,444	84,206	41,743

Operating income	168,989	138,797	77,340	17,974	21,877
Other income (expense):
Interest expense(e)(f)(g)(h)(j)	(23,619)	(49,246)	(21,503)	(6,348)	(1,592)
Debt extinguishment costs(f)(g)(h)(i)(j)	—	(5,868)	(16,535)	(540)	(323)
Interest income	1,706	1,222	221	4	36

Income before provision for income taxes	147,076	84,905	39,523	11,090	19,998
Provision for income taxes	59,008	34,707	15,633	7,088	8,152

Net income	$88,068	$50,198	$23,890	$4,002	$11,846

Deemed dividend attributable to preferred stockholders(k)	—	—	—	4,472	—

Net income (loss) attributable to common stockholders	$88,068	$50,198	$23,890	$(470)	$11,846

Net income (loss) per common share
Basic	$0.98	$0.67	$0.35	$(0.01)	$0.19

Diluted	$0.95	$0.65	$0.34	$(0.01)	$0.17

Cash dividend per common share	$—	$4.81	$4.45	$0.02	$—

Weighted average shares used in computing net income (loss) per share:
Basic	90,278	74,668	67,676	61,500	61,380

Diluted	93,026	77,208	69,285	61,500	68,192

	As of
	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005	December 31, 2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,117	$20,875	$18,675	$4,442	$401
Working capital	84,201	66,338	34,715	21,823	12,374
Total assets	223,905	155,835	94,895	63,559	36,714
Long-term debt, less current portion	247,032	321,639	377,166	80,998	4,832
Stockholders' equity (deficit)	(104,487)	(228,522)	(327,432)	(49,202)	14,795

(a)
Effective January 1, 2004, we changed our fiscal year-end to the Sunday closest to December 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years. In 2003, our annual fiscal period ended on December 31.

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

(f)
On February 18, 2005, we incurred approximately $224.5 million of new indebtedness, repaid a total of $92.6 million of existing debt and paid a special dividend to stockholders of $122.4 million. Due to the repayment of the existing debt, we incurred $10.6 million of costs relating to a prepayment penalty and the write-off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed in accordance with the provisions of EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments.

(g)
On October 7, 2005, we incurred approximately $187.5 million of new indebtedness and paid a special dividend to stockholders of $183.5 million. In connection with the transaction, we incurred $6.0 million of costs relating to the write-off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed in accordance with the provisions of EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments.

(h)
On June 7, 2006, we incurred approximately $331.6 million of new indebtedness and paid a special dividend to stockholders of $340.4 million. In connection with the transaction, we incurred $3.4 million of costs relating to the write off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed in accordance with the provisions of EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments.

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

(k)
In connection with our June 2004 recapitalization, all holders of our predecessor's preferred stock and common stock and all holders of options and warrants receiving cash in exchange for such options and warrants in the June 2004 recapitalization received the right to share, pro rata based on their holdings, in proceeds from a contingent tax note established in connection with this recapitalization. The tax note provided that we must pay these holders the lesser of $5.7 million or the aggregate amount of certain tax benefits received by our predecessor as specified in the tax note agreement. We recorded a short-term liability for the tax note and a charge to retained earnings of $5.7 million as part of our June 2004 recapitalization. This payment obligation was recognized as a "deemed dividend" to our predecessor's stockholders immediately prior to our June 2004 recapitalization, and $4.5 million was attributable to preferred stockholders.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. These forward-looking statements are based on assumptions made by management and management's beliefs, including its current expectations, estimates and projections about our industry. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as result of new information, future events or otherwise

Executive Overview

        Founded in 1976, Bare Escentuals is one of the fastest growing prestige beauty companies in the U.S. and a leader by sales and consumer awareness in mineral-based cosmetics. We develop, market and sell branded cosmetics and skin care products under our bareMinerals, bareVitamins, i.d., RareMinerals and namesake Bare Escentuals brands, and professional skin care products under our md formulations brand.

        We utilize a distinctive marketing strategy and a multi-channel distribution model consisting of infomercials; home shopping television on QVC; premium wholesale, including Sephora, Ulta and department stores; company-owned boutiques; spas and salons and online shopping. We believe that this strategy provides convenience to our consumers and allows us to reach the broadest possible spectrum of consumers.

        Our business is comprised of two strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

  •
  Our retail segment, which is characterized by sales directly to end users, includes our infomercials, which include sales through our website www.bareminerals.com, and company-owned boutiques, which include sales through our websites www.bareescentuals.com and www.mdformulations.com. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue because a substantial percentage of new consumers participate in our continuity program. Our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations.

  •
  Our wholesale segment, which is characterized by sales to resellers, includes premium wholesale; home shopping television; spas and salons; and international. Our sales through home shopping television help us to build brand awareness, educate consumers through live product demonstrations and develop close connections with our consumers. We also sell to retailers that we believe feature our products in settings that support and reinforce our brand image and provide a premium in-store experience. Similarly, our spa and salon customers provide an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the benefits of our core products. Finally, we sell our products in a number of major international markets including the UK, Japan, France and Germany as well as into smaller countries through a network of third-party distributors.

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

        Selling, general and administrative expenses include infomercial production and media costs, advertising costs, rent and other store operating costs and corporate costs such as management salaries, information technology, professional fees, finance and accounting personnel, human resources personnel and other administrative functions. Selling, general, and administrative expenses also include all of our distribution center and fulfillment costs, including all warehousing costs associated with our third-party fulfillment provider and receiving and inspection costs that we do not include in cost of goods sold, which are comprised primarily of headcount related costs at our own distribution centers and at our third-party fulfillment provider. Receiving and inspection costs and warehousing costs are excluded from our gross margins and, therefore, our gross margins may not be comparable to those of other companies that choose to include certain of these costs in cost of goods sold. We are unable to provide an estimate of these costs but we believe these costs are not material. Fluctuations in selling, general and administrative expenses result primarily from changes in media and advertising expenditures; changes in fulfillment costs, which increase proportionately with net sales, particularly infomercial sales; changes in store operating costs, which are affected by the number of stores opened in a period; and changes in corporate costs such as for headcount and infrastructure to support our operations. We anticipate that our selling, general and administrative expenses will increase in absolute dollars as we expect to continue to invest in our corporate infrastructure and incur increased expenses to support sales growth.

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

        Stock-based compensation includes charges incurred in recognition of compensation expense associated with grants of stock options and stock purchases. On January 3, 2005 we adopted the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is applicable to stock-based awards exchanged for employee services and in certain circumstances for board service by our nonemployee directors. Pursuant to SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period. We elected to adopt the modified-prospective-transition method, as provided by SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this transitional method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of January 3, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123. We anticipate that our stock-based compensation expense will increase in absolute dollars as we continue to grant additional options in the future. We record our stock-based compensation on a separate operating expense line item in our statement of operations due to the fact that, to date, all of our stock-based awards have been made to employees whose salaries are classified as selling, general and administrative costs. As of December 30, 2007, we had options to purchase 4,714,936 shares of our common stock outstanding with a weighted average exercise price of $4.56 per share, 752,236 shares of which were exercisable at December 30, 2007.

        Interest expense includes interest costs associated with our credit facilities and the amortization of deferred financing costs associated with these credit facilities. We anticipate that our interest expense in the future will decrease in absolute terms and as a percentage of net sales as we continue to make scheduled payments of our outstanding indebtedness.

        Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically, we have only been subject to taxation in the United States because we have either sold to consumers in the United States or sold to distributors in the United States who resold our products here and abroad. However, as a result of our acquisition of U.K.-based Cosmeceuticals in the second fiscal quarter of 2007, we began to sell our products directly to consumers located outside of the United States, and we became subject to taxation based on the foreign statutory rates in the countries where those sales took place. Our effective tax rate could fluctuate accordingly. For fiscal 2008, we anticipate that our effective tax rate will be approximately 40% of our income before provision for income taxes.

        Our fiscal year-end is the Sunday closest to December 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years. The fiscal years ended January 1, 2006, December 31, 2006 and December 30, 2007, each contained 52 weeks.

Results of Operations

        The following table sets forth consolidated statements of operations for the years ended December 30, 2007, December 31, 2006 and January 1, 2006:

	Year Ended
	December 30, 2007		December 31, 2006		January 1, 2006
	(in thousands, except percentages)
Sales, net	$511,000	100.0%	$394,525	100.0%	$259,295	100.0%
Cost of goods sold	147,558	28.9	112,439	28.5	74,511	28.7

Gross profit	363,442	71.1	282,086	71.5	184,784	71.3
Expenses:
Selling, general and administrative	180,338	35.3	135,501	34.3	103,270	39.8
Depreciation and amortization	7,277	1.4	2,327	0.6	1,106	0.4
Stock-based compensation	6,838	1.3	5,347	1.4	1,370	0.5
Restructuring charges	—	0.0	114	0.0	643	0.2
Asset impairment charge	—	0.0	—	0.0	1,055	0.4

Total operating expenses	194,453	38.0	143,289	36.3	107,444	41.4

Operating income	168,989	33.1	138,797	35.2	77,340	29.8
Other income (expense):
Interest expense	(23,619)	(4.6)	(49,246)	(12.5)	(21,503)	(8.3)
Debt extinguishment costs	—	0.0	(5,868)	(1.5)	(16,535)	(6.4)
Interest income	1,706	0.3	1,222	0.3	221	0.1

Income before provision for income taxes	147,076	28.8	84,905	21.5	39,523	15.2
Provision for income taxes	59,008	11.6	34,707	8.8	15,633	6.0

Net income	$88,068	17.2%	$50,198	12.7%	$23,890	9.2%

        Net sales by business segment and distribution channel and percentage of net sales for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 are as follows:

	December 30, 2007		December 31, 2006		January 1, 2006
	(in thousands, except percentages)
Retail
Infomercial	$126,209	24.7%	$129,045	32.7%	$96,969	37.4%
Boutiques	85,620	16.8	56,012	14.2	35,527	13.7

Total retail	211,829	41.5	185,057	46.9	132,496	51.1

Wholesale
Premium wholesale	163,835	32.1	109,779	27.8	49,762	19.2
Home shopping television	60,568	11.8	49,754	12.6	38,015	14.7
Spas and salons	57,026	11.1	33,374	8.5	24,099	9.3
International	17,742	3.5	16,561	4.2	14,923	5.7

Total wholesale	299,171	58.5	209,468	53.1	126,799	48.9

Sales, net	$511,000	100.0%	$394,525	100.0%	$259,295	100.0%

        Gross profit and gross margin by business segment for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 are as follows:

	Year Ended
	December 30, 2007		December 31, 2006		January 1, 2006
	(in thousands, except percentages)
Retail	$168,854	79.7%	$147,662	79.8%	$102,478	77.3%
Wholesale	194,588	65.0	134,424	64.2	82,306	64.9

Gross profit/gross margin	$363,442	71.1%	$282,086	71.5%	$184,784	71.3%

Year ended December 30, 2007 compared to the year ended December 31, 2006

Sales, net

        Net sales for the year ended December 30, 2007 increased 29.5% to $511.0 million from $394.5 million in the year ended December 31, 2006, an increase of $116.5 million. This increase was primarily attributable to continued growth in sales of our bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels both domestically and abroad. The increase in our net sales was realized within both our retail and wholesale segments.

        Retail.    Net retail sales increased 14.5% to $211.8 million in the year ended December 30, 2007 from $185.1 million in the year ended December 31, 2006. Net sales from boutiques increased 52.9% to $85.6 million in the year ended December 30, 2007 from $56.0 million in the year ended December 31, 2006 due to a net increase of eighteen boutiques open as of December 30, 2007 compared to December 31, 2006, growth of our online business, and improved productivity at our existing locations. As of December 30, 2007 and December 31, 2006, we had 51 and 33 open company-owned boutiques, respectively. Offset against this was a decrease of 2.2% in net sales from infomercials to $126.2 million in the year ended December 30, 2007 from $129.0 million in the year ended December 31, 2006, due to a decline in the performance of our new infomercial compared to our prior infomercial.

        Wholesale.    Net wholesale sales increased 42.8% to $299.2 million in the year ended December 30, 2007 from $209.5 million in the year ended December 31, 2006. Net sales in our premium wholesale channel increased 49.2% to $163.8 million in the year ended December 30, 2007 from $109.8 million in the year ended December 31, 2006, resulting from strong consumer demand and expansion into additional retail locations at Ulta, Sephora and department stores. Net sales to our home shopping television customer, grew by 21.7% to $60.6 million in the year ended December 30, 2007 from $49.8 million in the year ended December 31, 2006 as a result of improved product performance and the inclusion of home shopping television sales in 2007 to the UK and Germany. Net sales to spas and salons increased 70.9% to $57.0 million in the year ended December 30, 2007 from $33.4 million in the year ended December 31, 2006 largely due to the continued growth in sales of our core bareMinerals cosmetics line and the inclusion of sales to spas and salons in the UK. Net sales to our international distributors grew by 7.1% to $17.7 million in the year ended December 30, 2007 from $16.6 million in the year ended December 31, 2006, primarily as a result of the increased penetration of our bareMinerals cosmetics line into this distribution channel partially, offset by the elimination of distributor sales to the UK following our acquisition of that business in the second fiscal quarter.

Gross profit

        Gross profit increased 28.8% to $363.4 million in the year ended December 30, 2007 from $282.1 million in the year ended December 31, 2006. Our retail segment gross profit increased 14.4% to $168.9 million in the year ended December 30, 2007 from $147.7 million in the year ended December 31, 2006, driven by growth in our boutiques sales channels. Our wholesale segment gross profit increased 44.8% to $194.6 million in the year ended December 30, 2007 from $134.4 million in the year ended December 31, 2006, due to increases in sales across all wholesale distribution channels.

        Gross margin decreased approximately 0.4% to 71.1% from 71.5% in the year ended December 30, 2007. This overall decrease in the year ended December 30, 2007 is primarily due to wholesale sales comprising a larger percentage of total net sales compared to the year ended December 31, 2006, which have lower gross margins than retail segment sales. In the retail segment, gross margin remained relatively consistent at 79.7% in the year ended December 30, 2007 compared to 79.8% in the year ended December 31, 2006. Within the wholesale segment, gross margin increased to 65.0% in the year ended December 30, 2007 from 64.2% in the year ended December 31, 2006, primarily as a result of a change in sales mix between channels and customers.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased 33.1% to $180.3 million in the year ended December 30, 2007 from $135.5 million in the year ended December 31, 2006. The increase was primarily due to expense associated with a significant increase in investment in our corporate infrastructure of $23.3 million, including increased headcount costs, headquarters facilities costs, distribution center costs, costs associated with complying with the regulations applicable to a public company and other corporate costs, corporate costs and infrastructure costs relating to our UK acquisition, as well as increased expenses to support sales growth, including $9.2 million in increased store operating costs, $4.2 million in payroll and other personnel expenses, $3.6 million in increased media spending and $1.2 million in increased professional fees. As a percentage of net sales, selling, general and administrative expenses increased 1.0% to 35.3% from 34.3%, primarily due to corporate expenses increasing at a greater rate than net sales.

Depreciation and amortization

        Depreciation and amortization expenses increased 212.7% to $7.3 million in the year ended December 30, 2007 from $2.3 million in the year ended December 31, 2006. This increase was primarily attributable to higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in our corporate infrastructure and $2.2 million of amortization of intangible assets from our UK acquisition.

Stock-based compensation

        Stock-based compensation expense increased 27.9% to $6.8 million in the year ended December 30, 2007 from $5.3 million in the year ended December 31, 2006. This increase resulted primarily from the granting of additional stock options.

Restructuring charges

        In the year ended December 31, 2006, we discontinued the use of one of our office floors located at our former corporate facility and recorded a restructuring charge of $0.1 million.

Operating income

        Operating income increased 21.8% to $169.0 million in the year ended December 30, 2007 from $138.8 million in the year ended December 31, 2006. This increase was largely due to increases in operating income in both our retail and wholesale segments, reflecting sales growth in both of these segments, partially offset by an increased operating loss in our corporate segment.

        Our retail segment operating income increased 10.8% to $73.3 million in the year ended December 30, 2007 from $66.1 million in the year ended December 31, 2006, which was largely driven by sales growth in our boutiques sales channel. Our increased sales in the retail segment contributed to an increase in gross profit of $21.2 million, which was partially offset by an increase in operating expenses of $14.1 million. The increase in operating expenses was largely due to increased store operating costs of $9.2 million as a result of an increase in the number of boutiques open as of December 30, 2007 and $3.6 million in increased media spending.

        Our wholesale segment operating income increased 41.2% to $177.3 million in the year ended December 30, 2007 from $125.6 million in the year ended December 31, 2006 due to increased sales across all wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $60.2 million, partially offset by an increase in operating expenses of $8.4 million.

        Our corporate segment operating loss increased 54.2% to $81.6 million in the year ended December 30, 2007 from $52.9 million in the year ended December 31, 2006. This increase was largely due to the increase in the corporate segment selling, general and administrative expense of $23.3 million, an increase in depreciation and amortization of $5.0 million and an increase in stock-based compensation of $1.5 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth and additional expenses associated with being a public company.

Interest expense

        Interest expense decreased 52.0% to $23.6 million in the year ended December 30, 2007 from $49.2 million in the year ended December 31, 2006. The decrease was attributable to decreased debt balances in the year ended December 30, 2007, primarily associated with repayment of outstanding indebtedness, including repayments from the proceeds of our initial public offering completed on October 4, 2006.

Debt extinguishment costs

        Debt extinguishment costs decreased to zero in the year ended December 30, 2007 from $5.9 million in the year ended December 31, 2006. The charge for the year ended December 31, 2006 related to our June 2006 recapitalization and included $0.9 million related to the write-off of deferred financing fees and $2.5 million of fees paid directly to the lender under the new debt that were expensed as debt extinguishment costs. Additionally, the charge also included $2.5 million related to the write-off of our unamortized debt issuance costs from the repayment in full of our subordinated notes and second-lien term loans and a portion of our first-lien term loans with the net proceeds from our initial public offering.

Interest income

        Interest income increased to $1.7 million in the year ended December 30, 2007 from $1.2 million in the year ended December 31, 2006. The increase was primarily due to an increase in interest rates on our cash balances and higher average cash balances compared with the year ended December 31, 2006.

Provision for income taxes

        The provision for income taxes was $59.0 million, or 40.1% of income before provision for income taxes, in the year ended December 30, 2007 compared to $34.7 million, or 40.9% of income before provision for income taxes, in the year ended December 31, 2006. The increase resulted from higher income before provision for income taxes offset by a lower effective rate in the year ended December 30, 2007 compared to the year ended December 31, 2006. The decrease in the effective rate is mainly due to the elimination of the non-deductible interest as a result of our repayment in full of our aggregate principal amount outstanding of $125.0 million of our 15.0% subordinated notes on October 4, 2006.

Year ended December 31, 2006 compared to the year ended January 1, 2006

Sales, net

        Net sales for the year ended December 31, 2006 increased 52.2% to $394.5 million from $259.3 million in the year ended January 1, 2006, an increase of $135.2 million. This increase was primarily attributable to continued growth in sales of our bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels and increase awareness through greater media spending. The increase in our net sales was realized within both our retail and wholesale segments.

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

        Wholesale.    Net wholesale sales increased 65.2% to $209.5 million in the year ended December 31, 2006 from $126.8 million in the year ended January 1, 2006. Net sales in our premium wholesale channel increased 120.6% to $109.8 million in the year ended December 31, 2006 from $49.8 million in the year ended January 1, 2006, resulting from strong consumer demand and expansion into additional retail locations at Sephora and Ulta. Net sales to QVC, our home shopping television customer, grew by 30.9% to $49.8 million in the year ended December 31, 2006 from $38.0 million in the year ended January 1, 2006 as a result of increased on-air sales as well as increased sales of our products through QVC's website, catalogs and continuity programs. Net sales to spas and salons increased 38.5% to $33.4 million in the year ended December 31, 2006 from $24.1 million in the year ended January 1, 2006 largely due to the continued growth in sales of our core bareMinerals cosmetics line in this channel in which our sales historically had been concentrated in sales of our md formulations products. Net sales to our international distributors grew by 11.0% to $16.6 million in the year ended December 31, 2006 from $14.9 million in the year ended January 1, 2006, primarily as a result of the increased penetration of our bareMinerals cosmetics line into this distribution channel.

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

Restructuring charges

        Restructuring charges decreased 82.3% to $0.1 million in the year ended December 31, 2006 from $0.6 million in the year ended January 1, 2006. In the year ended December 31, 2006, the charges resulted from the discontinued use of one of our office floors located at our former corporate facility and in the year ended January 1, 2006, the charges resulted from exit activities to relocate both our corporate headquarters and distribution center facilities, which primarily reflects the sum of the future lease payments due for these facilities, net of estimated sublease income.

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

Liquidity and Capital Resources

        Our primary liquidity and capital resource needs are to service our debt, finance working capital needs and fund ongoing capital expenditures. Through December 30, 2007, we have financed our operations through cash flows from operations, sales of common and preferred shares, borrowings under our credit facilities and issuances of senior subordinated notes.

        Our operations provided us cash of $97.4 million in the year ended December 30, 2007. At December 30, 2007, we had working capital of $84.2 million, including cash and cash equivalents of $32.1 million, as compared to working capital of $66.3 million, including $20.9 million in cash and cash equivalents, as of December 31, 2006. The $11.2 million increase in cash and cash equivalents resulted from cash provided by operations of $97.4 million, including net income for the year ended December 30, 2007 of $88.1 million, partially offset by investment activities of $44.7 million related primarily to capital expenditures and our acquisition of U.K.-based Cosmeceuticals and cash used in financing activities of $41.4 million. The $17.9 million increase in working capital was primarily driven by increases in cash and cash equivalents, accounts receivable, prepaid expenses and other current assets and deferred tax asset, partially offset by an increase in accrued liabilities and income taxes payable.

        Net cash used in investment activities was $44.7 million in the year ended December 30, 2007, primarily attributable to our acquisition of U.K. based Cosmeceuticals, the opening of eighteen company-owned boutiques, and our continued investment in our corporate infrastructure. Net cash used in investment activities was $13.6 million in the year ended December 31, 2006, primarily attributable to the opening of seven company-owned boutiques and investment in our corporate infrastructure Our future capital expenditures will depend on the timing and rate of expansion of our business, information technology investments, new store openings, store renovations and international expansion opportunities.

        Net cash used in financing activities was $41.4 million in the year ended December 30, 2007, which consisted of repayments of $74.3 million on our first-lien term loan, partially offset by proceeds, net of transaction costs, of $21.1 million from our follow-on underwritten public offerings of common stock and an excess tax benefit of $10.0 million relating to stock option exercises. During the year ended December 30, 2007, the peak borrowings under our senior secured credit facilities were $339.3 million. We used cash of $13.8 million for financing activities in the year ended December 31, 2006, which included i) borrowings of $331.6 million offset by the payment of debt issuance costs of $4.2 million and dividends of $340.4 million related to the June 2006 recapitalization; ii) proceeds, net of transaction costs, of $373.8 from our initial public offering of common stock, offset by repayments of $382.2 million of senior term loans and subordinated notes payable and iii) proceeds of $1.6 million from the sale of common stock to one of our directors and the issuance of common stock upon the exercise of stock options and iv) proceeds of $7.0 million relating to excess tax benefits from equity transactions. During the year ended December 31, 2006, the peak borrowings under our senior secured credit facilities were $713.8 million.

        In connection with our June 2006 recapitalization, we amended our senior secured credit facilities and increased our term loan borrowings under these credit facilities by an additional $206.6 million and increased the amount available under our revolving loan facility to $25.0 million. The revolving facility also provides for the issuance of letters of credit. Allocation to the revolving facility of such letters of credit reduces the amount available under the facility. Also as part of our June 2006 recapitalization, we issued 15.0% senior subordinated notes in the aggregate principal amount of $125.0 million, which notes were set to mature on June 7, 2014. We used the proceeds of the additional term loans and the note issuance to pay a dividend in the aggregate amount of $340.4 million to the holders of our common stock and pay transaction costs in connection with this recapitalization.

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

        Our revolving credit facility of $25.0 million, of which approximately $0.1 million in letters of credit is outstanding as of December 30, 2007, and our first-lien term loan of $264.9 million as of December 30, 2007, bear interest at a rate equal to, at our option, either LIBOR or the lender's base rate, plus an applicable variable margin based on our consolidated total leverage ratio. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody's rating. As of December 30, 2007, interest on the first-lien term loan was accruing at 7.46% (without giving effect to the interest rate swap agreement discussed below).

        Borrowings under our revolving credit facility and the first-lien term loan are secured by substantially all of our assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require us to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under our senior secured credit facilities as of October 2, 2007. The secured credit facility also contains nonfinancial covenants that restrict some of our activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates. As of December 30, 2007, we satisfied our financial and nonfinancial covenants.

        In August 2007, we entered into a two-year interest rate swap agreement under our senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, we will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month LIBOR. As a result of the interest rate swap, we have fixed for a two-year period the interest rate subject to market-based interest rate risk on $200 million of borrowings for the first year and $100 million for the second year under its First Lien Credit Agreement. Our obligations under the interest rate swap as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of December 30, 2007 was $2.5 million, which was recorded in other liabilities in the consolidated balance sheet, with the related $2.5 million unrealized loss recorded as a component of comprehensive loss, net of a $1.0 million tax benefit.

        The terms of our senior secured credit facilities require us to comply with financial covenants, including a maximum leverage ratio covenant. We are required to maintain a maximum leverage ratio (consolidated total debt to Adjusted EBITDA) of not greater than 4.5 to 1.0. As of December 30, 2007, our leverage ratio was 1.27 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and we were in compliance with these covenants as of December 30, 2007.

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

        On April 3, 2007, we completed our acquisition of U.K.-based Cosmeceuticals Limited ("Cosmeceuticals"), which distributes our Bare Escentuals' bareMinerals, md formulations and MD Forte brands primarily to spas and salons and QVC U.K. The acquired entity has been renamed Bare Escentuals UK Ltd. The consideration for the purchase was cash of $23.1 million, comprised of $22.4 million in cash consideration and $0.7 million of transaction costs. Our consolidated financial statements include the operating results of the business acquired from the date of acquisition.

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

Liquidity sources, requirements and contractual cash requirement and commitments

        We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures. As part of our business strategy, we intend to invest in making improvements to our system. We opened eighteen boutiques in 2007 and we plan to open approximately thirty-five new boutiques in 2008, which will require additional capital expenditures. Additionally, we also plan to continue to invest in our corporate infrastructure facilities. We also intend to acquire or invest in businesses or products complementary to our own. We anticipate that our capital expenditures in the year ending December 28, 2008 will be approximately $25.0 million. There can be no assurance that any such capital will be available on acceptable terms or at all. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

        We lease retail stores, warehouses, corporate offices and certain equipment under noncancelable operating leases with various expiration dates through March 2018. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates as of December 30, 2007. These future payments are subject to foreign currency exchange rate risk. As of December 30, 2007, the scheduled maturities of our long-term contractual obligations were as follows:

	Payments Due by Period
	1-3 Years	4-5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$26.2	$17.5	$32.7	$76.4
Principal payments on long-term debt, including the current portion	46.5	218.4	—	264.9
Interest payments on long-term debt, including the current portion(1)	53.4	12.7	—	66.1
Minimum royalties under licensing arrangements	1.3	—	—	1.3

Total	$127.4	$248.6	$32.7	$408.7

(1)
For purposes of the table, interest expense is calculated after giving effect to our interest rate swap as follows: (i) during the first year of the two-year term of the swap agreement, interest expense is based on $200 million of our first-lien term loan and based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of December 30, 2007 and (ii) during the second year of the two-year term of the swap agreement, interest expense is based on $100 million of our first-lien term loan and based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of December 30, 2007 and (iii) after the two-year term of the swap agreement, interest expense on the loan is estimated for all periods based on the rate in effect as of December 30, 2007. A 1% change in interest rates on our variable rate debt, including the effect of the interest rate swap, would result in a change of $6.8 million in our total interest payments, of which $5.1 million would be in years 1-3 and $1.7 million would be in years 4-5.

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

        We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on January 1, 2007. As of December 30, 2007, we had approximately $4.7 million of total unrecognized tax benefits. Due to the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.6 million. As of December 30, 2007, the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million.

Off-balance-sheet arrangements

        We do not have any off-balance-sheet financing or unconsolidated special purpose entities.

Effects of inflation

        Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation because they are short-term in nature. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not currently significantly affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products offered by us. In addition, an inflationary environment could materially increase the interest rates on our debt.

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

Revenue recognition

        Our revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104 Revenue Recognition, and other applicable revenue recognition guidance and interpretations. We record revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

        We recognize sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of consignment sales, including those to QVC and certain distributors), infomercial customers and online shopping customers, or when purchased by consumers at company-owned boutiques, each net of estimated returns. For our consignment sales to QVC and certain distributors, we recognize sales, net of estimated returns, upon their shipments to the customer. Postage and handling charges billed to customers are also recognized as revenue upon shipment of the related merchandise. State and local taxes are presented on a net basis as we consider ourselves a pass-through conduit for collecting and remitting state and local sales taxes. Shipping terms are FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at retail locations. For consignment sales to QVC and certain distributors, title passes to QVC and certain distributors concurrent with their shipments to its customers.

        Sales are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts and an amount established for anticipated product returns. Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. This accrual is calculated based on a history of actual returns, estimated future returns and any significant future known or anticipated events. Consideration of these factors results in an accrual for anticipated sales returns. Our standard terms for retail sales, including infomercial sales and sales at company-owned boutiques, limit returns to approximately 30 to 60 days after the sale of the merchandise. For our wholesale segment, as is customary in the beauty industry, we allow returns from our wholesale customers if properly requested and approved. As a percentage of gross sales, returns were 4.9%, 4.8% and 6.7% in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Allowance for doubtful accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay, aging of accounts receivable balances and our collection history with each customer. We make estimates and judgments about the inability of customers to pay the amount they owe us, which could change significantly if their financial condition changes or the economy in general deteriorates.

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

Goodwill and Intangible Assets

        Goodwill and other purchased intangible assets have been recorded as a result of our acquisitions. Goodwill and indefinite-lived intangibles are not amortized, but rather are subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives of three years.

        We are required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, we perform the impairment test of goodwill and indefinite-lived intangible assets at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by corporate. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

        The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

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

Derivative financial instruments

        We account for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," (as amended by SFAS No. 138), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

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

        Effective January 1, 2007, the we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. In connection with the adoption of FIN 48, we changed our accounting policy and now recognize accrued interest and penalties related to income tax matters in income tax expense. These amounts were previously classified in selling, general and administrative expenses.

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

New accounting standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. We will adopt Statement 157 during our fiscal year ending December 28, 2008. We are currently in the process of determining the impact, if any, of adopting the provisions of Statement 157 on our financial position or results of operations.

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

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. We are required to adopt SAB 110 on January 1, 2008. We will continue to use the "simplified" method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Statement 141-R will significantly change the accounting for future business combinations after adoption. Statement 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. Statement 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt Statement 141-R beginning in our fiscal year ending January 3, 2010, as required. We are currently evaluating the impact Statement 141-R will have on our financial position or results of operations, when it becomes effective.

Selected Quarterly Results of Operations

        The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. We use a 13- to 14-week fiscal quarter ending on the last Sunday of the quarter. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Quarterly Consolidated Statements of Operations for 2007

	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007
	(in thousands, except per share data)
Sales, net	$115,613	$124,144	$126,635	$144,608
Cost of goods sold	33,450	37,578	35,956	40,574

Gross profit	82,163	86,566	90,679	104,034
Expenses:
Selling, general and administrative	39,185	43,536	47,536	50,081
Depreciation and amortization	940	1,860	2,035	2,442
Stock-based compensation	1,611	1,779	1,800	1,648

Total operating expenses	41,736	47,175	51,371	54,171

Operating income	40,427	39,391	39,308	49,863
Other income (expense):
Interest expense	(6,811)	(6,274)	(5,725)	(4,809)
Interest income	341	487	471	407

Income before provision for income tax	33,957	33,604	34,054	45,461
Provision for income taxes	13,552	13,389	13,579	18,488

Net income	$20,405	$20,215	$20,475	$26,973

Net income per common share:
Basic	$0.23	$0.22	$0.23	$0.30

Diluted	$0.22	$0.22	$0.22	$0.29

Quarterly Consolidated Statements of Operations for 2006

	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006
	(in thousands, except per share data)
Sales, net	$89,915	$96,185	$97,947	$110,478
Cost of goods sold	25,196	26,937	26,890	33,416

Gross profit	64,719	69,248	71,057	77,062
Expenses:
Selling, general and administrative	29,684	33,172	34,467	38,178
Depreciation and amortization	465	506	552	804
Stock-based compensation	944	1,523	1,365	1,515
Restructuring charges	—	—	114	—

Total operating expenses	31,093	35,201	36,498	40,497

Operating income	33,626	34,047	34,559	36,565
Other income (expense):
Interest expense	(8,983)	(12,887)	(19,723)	(7,653)
Debt extinguishment costs	—	(3,391)	—	(2,477)
Interest income	286	345	348	243

Income before provision for income tax	24,929	18,114	15,184	26,678
Provision for income taxes	10,395	7,640	6,304	10,368

Net income	$14,534	$10,474	$8,880	$16,310

Net income per common share:
Basic	$0.21	$0.15	$0.13	$0.18

Diluted	$0.20	$0.15	$0.12	$0.18

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

        We are exposed to interest rate risks primarily through borrowings under our credit facilities. We have reduced our exposure to interest rate fluctuations by entering into an interest rate swap agreement covering a portion of our variable rate debt. In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, we will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S.D. LIBOR. Our weighted average borrowings outstanding during the year ended December 30, 2007 were $304.3 million and the annual effective interest rate for the period was 7.7%, after giving effect to the interest swap agreement. A hypothetical 1% increase or decrease in interest rates would have resulted in a $3.0 million change to our interest expense in the year ended December 30, 2007, excluding the effect of the interest rate swap.

Foreign currency risk

        Most of our sales, expenses, assets, liabilities and cash holdings are currently denominated in U.S. dollars but a portion of the net revenues we receive from sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of goods sold and other operating expenses are incurred by our foreign operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates. We do not hedge against foreign currency risks, and we currently believe that our foreign currency exchange risk is immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bare Escentuals, Inc.

        We have audited the accompanying consolidated balance sheets of Bare Escentuals, Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended December 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bare Escentuals, Inc. at December 30, 2007 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

        As described in Note 2, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions upon adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bare Escentuals, Inc.'s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

San Francisco, California
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bare Escentuals, Inc.

        We have audited Bare Escentuals, Inc.'s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bare Escentuals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is contained in Part I, Item 9A of this Annual Report on Form 10-K under the heading "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Bare Escentuals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended December 30, 2007 of Bare Escentuals, Inc. and our report dated February 27, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

San Francisco, California
February 27, 2008

BARE ESCENTUALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$32,117	$20,875
Inventories	59,643	62,006
Accounts receivable, net of allowances of $7,638 and $3,427 at December 30, 2007 and December 31, 2006, respectively	43,369	30,759
Prepaid expenses and other current assets	9,393	6,249
Deferred tax assets	7,410	5,826

Total current assets	151,932	125,715
Property and equipment, net	43,876	21,111
Goodwill	15,409	2,852
Intangible assets, net	9,908	3,233
Deferred tax assets	—	1,092
Other assets	2,780	1,832

Total assets	$223,905	$155,835

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$17,901	$17,624
Accounts payable	22,041	25,357
Accrued liabilities	25,141	16,123
Accrued restructuring charges	—	172
Income taxes payable	2,648	101

Total current liabilities	67,731	59,377
Long-term debt, less current portion	247,032	321,639
Other liabilities	13,629	3,341
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred stock; $0.001 par value; 10,000 shares authorized at December 30, 2007 and December 31, 2006; zero shares issued and outstanding at December 30, 2007 and December 31, 2006	—	—
Common stock; $0.001 par value; 200,000 shares authorized at December 30, 2007 and December 31, 2006; 91,159 and 89,316 shares issued and outstanding at December 30, 2007 and December 31, 2006, respectively	91	89
Additional paid-in capital	416,524	378,063
Accumulated other comprehensive loss	(1,544)	—
Accumulated deficit	(519,558)	(606,674)

Total stockholders' equity (deficit)	(104,487)	(228,522)

Total liabilities and stockholders' equity (deficit)	$223,905	$155,835

See accompanying notes.

BARE ESCENTUALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Sales, net	$511,000	$394,525	$259,295
Cost of goods sold	147,558	112,439	74,511

Gross profit	363,442	282,086	184,784
Expenses:
Selling, general and administrative	180,338	135,501	103,270
Depreciation and amortization, relating to selling, general and administrative	7,277	2,327	1,106
Stock-based compensation, relating to selling, general and administrative	6,838	5,347	1,370
Restructuring charges	—	114	643
Asset impairment charge	—	—	1,055

Operating income	168,989	138,797	77,340
Interest expense	(23,619)	(49,246)	(21,503)
Debt extinguishment costs	—	(5,868)	(16,535)
Interest income	1,706	1,222	221

Income before provision for income taxes	147,076	84,905	39,523
Provision for income taxes	59,008	34,707	15,633

Net income	$88,068	$50,198	$23,890

Net income per share:
Basic	$0.98	$0.67	$0.35

Diluted	$0.95	$0.65	$0.34

Cash dividend per common share	$—	$4.81	$4.45

Weighted-average shares used in per share calculations:
Basic	90,278	74,668	67,676

Diluted	93,026	77,208	69,285

See accompanying notes.

BARE ESCENTUALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock					Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Deferred Compensation
	Shares	Amount
Balance at January 2, 2005	62,019	$62	$89,535	$(1,109)	$—	$(137,690)	$(49,202)
Reversal of deferred stock-based compensation upon adoption of FAS 123(R)	—	—	(1,082)	1,082	—	—	—
Common stock options exercised	6,981	7	985	—	—	—	992
Tax benefit related to stock option exercises and disqualifying disposition of shares	—	—	1,027	—	—	—	1,027
Stock-based compensation	—	—	1,343	27	—	—	1,370
Cash dividends paid in connection with the recapitalization transactions	—	—	(90,316)	—	—	(215,588)	(305,904)
Shares issued in lieu of transaction fees	109	—	395	—	—	—	395
Net income and comprehensive income	—	—	—	—	—	23,890	23,890

Balance at January 1, 2006	69,109	69	1,887	—	—	(329,388)	(327,432)
Common stock options exercised	1,680	2	1,307	—	—	—	1,309
Tax benefit related to stock option exercises	—	—	6,973	—	—	—	6,973
Stock-based compensation	—	—	5,347	—	—	—	5,347
Issuance of common stock to director	36	—	300	—	—	—	300
Cash dividends paid in connection with the June 2006 Recapitalization	—	—	(12,943)	—	—	(327,484)	(340,427)
Shares issued in lieu of transaction fees	204	—	2,442	—	—	—	2,442
Common stock repurchased	(113)	—	(998)	—	—	—	(998)
Issuance of common stock in initial public offering, net of issuance costs of $2,697	18,400	18	373,748	—	—	—	373,766
Net income and comprehensive income	—	—	—	—	—	50,198	50,198

Balance at December 31, 2006	89,316	89	378,063	—	—	(606,674)	(228,522)
Cumulative effect on accumulated deficit related to the adoption of FIN 48	—	—	—	—	—	(952)	(952)
Common stock options exercised	1,168	1	1,814	—	—	—	1,815
Tax benefit related to stock option exercises and disqualifying disposition of shares	—	—	8,727	—	—	—	8,727
Stock-based compensation	—	—	6,838	—	—	—	6,838
Issuance of common stock, net of issuance costs	675	1	21,082	—	—	—	21,083
Comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	—	(19)	—	(19)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(1,525)	—	(1,525)
Net income	—	—	—	—		88,068	88,068

Total comprehensive income, net of tax							86,524

Balance at December 30, 2007	91,159	$91	$416,524	$—	$(1,544)	$(519,558)	$(104,487)

See accompanying notes.

BARE ESCENTUALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Operating activities
Net income	$88,068	$50,198	$23,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	5,052	2,327	1,106
Amortization of intangible assets	2,225	—	—
Amortization of debt issuance costs	277	291	430
Debt extinguishment costs	—	5,868	16,535
Stock-based compensation	6,838	5,347	1,370
Asset impairment	—	—	1,055
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(9,998)	(6,973)	(1,027)
Deferred income tax provision (benefit)	249	(2,863)	(4,790)
Other	216	9	98
Changes in assets and liabilities, net of acquired business:
Inventories	4,308	(27,921)	(5,066)
Accounts receivable	(12,011)	(12,868)	(4,149)
Income taxes	16,152	6,939	2,792
Prepaid expenses and other current assets	132	(2,824)	(1,272)
Other assets	(1,225)	(522)	(151)
Accounts payable and accrued liabilities	(4,098)	12,163	7,890
Other liabilities	1,190	471	1,289

Net cash provided by operating activities	97,375	29,642	40,000
Investing activities
Purchase of property and equipment	(25,986)	(13,617)	(7,542)
Acquisition of business, net of $1,847 cash and cash equivalents acquired	(18,694)	—	—

Net cash used in investing activities	(44,680)	(13,617)	(7,542)
Financing activities
Proceeds from issuance of Senior Term Loans and First and Second Lien Credit Loans	—	206,583	397,000
Repayments on Senior Term Loans and First and Second Lien Credit Loans	(74,330)	(257,153)	(72,717)
Proceeds from issuance of Subordinated Notes Payable	—	125,000	15,000
Repayments on Subordinated Notes Payable	—	(125,000)	(42,000)
Payments for debt issuance costs	—	(4,178)	(11,623)
Proceeds from issuance of common stock in initial public offering	—	376,463	—
Payment of transaction costs in connection with the issuance of common stock in initial public offering	—	(2,697)	—
Proceeds from issuance of common stock in public offerings	21,083	—	—
Dividend paid in connection with the Recapitalization transactions	—	(340,427)	(305,904)
Excess tax benefit from stock option exercises and disqualifying disposition of shares	9,998	6,973	1,027
Exercise of stock options	1,815	1,309	992
Common stock repurchased	—	(998)	—
Proceeds from issuance of common stock to directors	—	300	—

Net cash used in financing activities	(41,434)	(13,825)	(18,225)
Effect of foreign exchange rate changes on cash	(19)	—	—

Net increase in cash and cash equivalents	11,242	2,200	14,233
Cash and cash equivalents, beginning of period	20,875	18,675	4,442

Cash and cash equivalents, end of period	$32,117	$20,875	$18,675

Supplemental disclosure of cash flow information
Cash paid for interest	$23,818	$53,218	$17,034

Cash paid for income taxes	$47,019	$30,628	$19,025

Supplemental disclosure of noncash financing activities
Construction allowance received in connection with corporate office lease	$—	$—	$1,376

Shares issued in lieu of transaction fees	$—	$2,442	$395

See accompanying notes.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

        Bare Escentuals, Inc. together with its subsidiaries ("Bare Escentuals" or the "Company") develops, markets, and sells branded cosmetics, skin care and body care products under the bareMinerals, i.d., RareMinerals and namesake Bare Escentuals brands, and professional skin care products under the md formulations brand. The bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model consisting of infomercials; home shopping television on QVC; premium wholesale, including Sephora, Ulta and department stores; company-owned boutiques; spas and salons and online shopping. The Company also sells products internationally in the UK, Japan, France, and Germany as well as in smaller international markets via distributors.

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

Fiscal Year

        The Company's fiscal year ends on the Sunday closest to December 31, based on a 52/53-week year. The fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006, each contained 52 weeks.

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

Cash and Cash Equivalents

        Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. Cash equivalents also include third-party credit card receivables because such amounts generally convert to cash within three days with little or no default risk.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Supply and Fulfillment Concentration Risks

        All of the Company's products are contract manufactured or supplied by third parties. The Company has long-term contracts with several of its suppliers. The terms of these contracts have various expiration dates through June 15, 2011. The fact that the Company does not have long-term contracts with all of its third-party manufacturers means that those manufacturers could cease manufacturing the Company's products at any time and for any reason.

        Additionally, the Company depends on one third party for the fulfillment of its infomercial sales, including inventory management, call center operation, website hosting and packing and shipping of product to customers. The Company's contract with this service provider expired on December 31, 2007. In December 2007, the Company entered into a new contract with this service provider to continue the fulfillment of its infomercial sales on a month-to-month basis. The contract can be terminated by either party at any time by providing thirty days' prior written notice.

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

        For the years ended December 30, 2007, December 31, 2006, and January 1, 2006, approximately 47%, 50%, 54%, respectively, of the Company's sales were generated through credit card purchases. The Company uses third parties to collect its credit card receivables and, as a consequence, believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its wholesale customers not paying by credit card and acquires credit insurance for certain international distributor customers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management's estimates, and such differences could be material to the Company's consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

        The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable:

	December 30, 2007	December 31, 2006	January 1, 2006
Customer A	15%	11%	14%
Customer B	17%	23%	28%
Customer C	42%	31%	33%

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales, which are included in the wholesale segment:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Customer A	12%	13%	15%
Customer B	13%	13%	—
Customer C	16%	14%	—

        As of December 30, 2007 and December 31, 2006, the Company had no off-balance sheet concentrations of credit risk.

Fair Value of Financial Instruments

        Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swap agreements. Interest rate swap agreements are recorded at fair value. The estimated fair value of cash, cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. At December 30, 2007, all of the Company's outstanding debt is variable-rate debt. The estimated fair value of the Company's variable-rate debt approximates its carrying value, since the rate of interest on the variable-rate debt is determined at a margin over LIBOR or the lenders' base rate plus an applicable margin based on a grid in which the pricing depends on the Company's consolidated total leverage ratio, and such rates are revised frequently, based upon current LIBOR or the lenders' base rate. The fair value of the interest rate swap agreements are based on quotes from brokers using market prices for those or similar instruments.

Inventories

        Inventories consist of finished goods and raw materials and are stated at the lower of cost or market. Cost is determined on a weighted-average basis. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company's estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management's estimates, and such differences could be material to the Company's consolidated financial position, results of operations, and cash flows.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Furniture and equipment, including computers and software, are depreciated using the straight-line method over the estimated useful lives of the various assets, which are generally three to seven years. Fixtures and leasehold improvements are amortized using the straight-line method over the lesser of the lease term, which ranges from five to ten years, or the estimated useful lives of the assets. For leases with renewal periods at the Company's option, the Company generally uses the original lease term, excluding renewal option periods, to determine estimated useful lives.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Goodwill and Intangible Assets

        Goodwill and other purchased intangible assets have been recorded as a result of the Company's acquisitions. Goodwill and indefinite-lived intangibles are not amortized, but rather are subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives of three years.

        The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date. In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to its various reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by corporate. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. Through December 30, 2007, no impairment charge has been required.

Debt Issuance Costs

        Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method. Debt issuance costs paid directly to lending institutions are recorded as a debt discount, while debt issuance costs paid to third parties are recorded as other assets.

        Amortization of loan costs for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, totaled $277,000, $291,000, and $430,000, respectively, and is included in interest expense in the consolidated statements of operations.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        Effective January 3, 2005, the Company adopted the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("Statement 123(R)"). Statement 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to Statement 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company's estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. The Company elected to adopt the modified-prospective-transition method, as provided by Statement 123(R). Accordingly, prior period amounts were not restated. Under this transitional method, the Company was required to record compensation expense in the consolidated statement of operations for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of Statement 123(R), and for the unvested portion of previously granted awards as of January 3, 2005 using the grant-date fair value estimated in accordance with the provisions of Statement 123. Upon adoption of Statement 123(R), the Company reversed $1,082,000 of previously recognized deferred compensation related to employee stock option grants.

        The Company's share-based compensation plans are described in Note 15. The compensation cost charged to operations under these plans pursuant to Statement 123(R) was $6,838,000, $5,169,000 and $1,343,000 for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. The Company records stock-based compensation on a separate operating expense line item in its statement of operations due to the fact that, to date, all of its stock-based awards have been made to employees whose salaries are classified as selling, general and administrative expenses.

        The weighted-average fair value of the stock options granted for the years ended December 30, 2007, December 31, 2006, and January 1, 2006 was approximately $30.02, $8.33, and $2.41, respectively.

        The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model using the weighted-average assumptions noted in the following table:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Expected dividend rate	0.00%	0.00%	0.00%
Expected volatility	45%	50%	54%
Risk-free interest rate	3.4%	5.0%	4.1%
Expected lives (years)	4.75 to 6.5	6.5	6.5

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Expected volatility of the stock is based on companies of similar growth and maturity and the Company's peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data for its own stock. The expected term of options represents the period of time that options granted are

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

expected to be outstanding. To date, the Company has elected to use the shortcut approach in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, Share-Based Payment, to develop the estimate of the expected term. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. In the future, as the Company gains historical data for volatility in its own stock and the actual term over which employees hold its options, expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense the Company records.

Foreign Currency Translation

        The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded as other comprehensive income (loss) in the accompanying consolidated statements of changes in stockholders' equity (deficit) and comprehensive income (loss). Revenue and expense amounts are translated at average rates during the period.

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, (as amended by SFAS No. 138) ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

        The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific asset or liability being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedging effectiveness. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in anticipated cash flow of hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is ineffective as a hedge, and changes in fair value of the instrument are recognized in net income.

        The Company is exposed to interest rate risks primarily through borrowings under its senior secured credit facilities. Interest on all of the Company's borrowings under its senior secured credit facilities is based upon variable interest rates. As of December 30, 2007, the Company had borrowings of $264.9 million outstanding under its senior secured credit facilities which bear interest at a rate equal to, at the Company's option, either LIBOR or the lenders' base rate, plus an applicable margin varying based on the Company's consolidated total leverage ratio. As of December 30, 2007, the interest rate on the First Lien Term Loan was accruing at 7.46% (without giving effect to the interest rate swap agreement discussed below). At all times after October 2, 2007, the Company is required under its senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under its senior loan facilities,

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

unless the Company satisfies specified coverage ratio tests. As of December 30, 2007, the Company satisfied these tests.

        In August 2007, the Company entered into a two-year interest rate swap agreement under the Company's senior secured credit facilities. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, the Company will make monthly fixed rate payments, excluding a margin of 2.25%, at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S.D. LIBOR. As a result of the interest rate swap, the Company has fixed for a two-year period the interest rate subject to market based interest rate risk on $200 million of borrowings for the first year and $100 million of borrowings for the second year under its First Lien Credit Agreement. The Company's obligations under the interest rate swap as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of December 30, 2007 was $2,541,000 which was recorded in other liabilities in the consolidated balance sheet, with the related $2,541,000 unrealized loss recorded as a component of accumulated other comprehensive income (loss), net of a $1,016,000 tax benefit. No ineffective portion was recorded to earnings during the year ended December 30, 2007.

Revenue Recognition

        The Company's revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, and other applicable revenue recognition guidance and interpretations. The Company records revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

        The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale), infomercial customers, and online shopping customers or when purchased by customers at Company-owned boutiques, each net of estimated returns. For consignment sales, which include sales to QVC and a Japanese distributor, the Company recognizes sales, net of expected returns from consignees, upon the consignee's shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. State and local sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state and local sales taxes. Shipping terms are FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at retail locations. For consignment sales, title passes to the consignee concurrent with the consignee's shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return that are accounted for in accordance with Statement 48, Revenue Recognition When Right of Return Exists. The Company's standard terms for retail sales, including infomercial sales and sales at Company-owned boutiques, limit returns to approximately 30 to 60 days after the sale of the merchandise. For wholesale sales, as is customary in the cosmetics industry, the Company allows returns from wholesale customers if properly requested and approved. The Company regularly evaluates returns and accrues for expected future returns that relate to sales prior to the balance sheet date utilizing a combination of historical and current trends. Deferred revenue reflects amounts received from customers related to merchandise to be shipped in future periods.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Consideration Given to Customers

        The Company provides consideration to certain retail customers which includes discounts and consideration to certain wholesale customers which includes cooperative advertising, free products, royalties, fixtures and shared employee costs. In accordance with the provisions of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), these costs are recorded as a reduction of net sales in the accompanying consolidated statements of operations, unless the Company determines it has received an identifiable benefit and can reasonably estimate the fair value of that benefit, in which case the costs would be recorded as expenses. During the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company recorded a reduction of sales of $9,087,000, $5,724,000 and $2,864,000, respectively. During the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company recorded a charge to cost of goods sold totaling $3,761,000, $1,212,000 and $490,000, respectively. During the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company recorded a charge to selling, general and administrative expenses totaling $449,000, $206,000 and $0, respectively.

Shipping and Fulfillment Costs

        Freight costs incurred related to shipment of merchandise from the Company's distribution facilities to customers are recorded in cost of goods sold. Third-party fulfillment costs relating to warehousing, storage, and order processing are included in selling, general and administrative expenses and totaled $18,792,000, $19,437,000 and $15,294,000 for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

Pre-Opening Costs

        Costs incurred in connection with the start-up and promotion of new Company-owned boutiques are expensed as incurred.

Operating Leases

        The Company leases retail boutiques, distribution facilities, certain office equipment and office space under operating leases. Most lease agreements contain rent holidays, rent escalation clauses, contingent rent provisions and/or tenant improvement allowances. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the original terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed by management to be reasonably assured at lease inception.

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

2. Summary of Significant Accounting Policies (Continued)

        Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.

Research and Development

        Research and development costs are charged to operations as incurred and are recorded as selling, general and administrative expenses. Major components of research and development expenses consist of product formulation, testing, regulatory analysis, and compliance. Such costs totaled $431,000, $663,000 and $2,490,000 for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

Advertising Costs

        The Company purchases commercial airtime on various television stations throughout the United States in order to air its direct-response program, or "infomercial." The Company expenses costs associated with purchasing airtime as incurred. During the years ended December 30, 2007, December 31, 2006, and January 1, 2006, the Company incurred direct broadcast media costs of $31,723,000, $28,161,000 and $23,695,000, respectively.

        The Company expenses production costs associated with advertising as incurred, except for production costs for its infomercials, which are capitalized and amortized over their expected period of future benefit. The capitalized production costs for each infomercial are amortized over a twelve-month period following the first airing of the infomercial. At December 30, 2007 and December 31, 2006, unamortized production costs totaling $270,000 and $217,000, respectively, were reported as assets in the accompanying consolidated balance sheets. During the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company recorded amortization expense relating to infomercial production costs of $730,000, $448,000 and $390,000, respectively.

        Other advertising costs such as media placements and public relations are expensed as incurred. Marketing brochures are accounted for as prepaid assets and are expensed based on usage, or at such time that they are no longer expected to be used, in which case their cost is expensed at that time. During the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company incurred other advertising costs of $4,736,000, $3,759,000 and $3,112,000, respectively. All advertising and other related costs are recorded as selling, general and administrative expenses.

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

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") (Note 13). In connection with the adoption of FIN 48, the

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company changed its accounting policy and now recognizes accrued interest and penalties related to income tax matters in income tax expense. These amounts were previously classified in selling, general and administrative expenses.

Earnings per Share

        A calculation of earnings per share, as reported, is as follows (in thousands, except per share data):

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Numerator:
Net income attributable to common stockholders, as reported	$88,068	$50,198	$23,890

Denominator:
Weighted average common shares used in per share calculations—basic	90,278	74,668	67,676

Add: Common stock equivalents from exercise of stock options	2,748	2,540	1,609

Weighted-average common shares used in per share calculations—diluted	93,026	77,208	69,285

Net income per share:
Basic, as reported	$0.98	$0.67	$0.35

Diluted, as reported	$0.95	$0.65	$0.34

        Options to purchase 176,181, 41,063 and zero shares of common stock in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively, were not included in the computation of net income per share attributable to common stockholders—diluted, as reported because their impact was anti-dilutive.

Comprehensive Income

        Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive loss was $1,544,000 for the year ended December 30, 2007. There was no other comprehensive income (loss) for the year ended December 31, 2006.

Reclassifications

        Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. The Company will adopt Statement 157 during its fiscal year ending December 28, 2008. The Company is currently in the process of determining the impact, if any, of adopting the provisions of Statement 157 on its financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of Statement 159 are effective for fiscal years beginning after November 15, 2007. The Company will adopt Statement 159 during its fiscal year ending December 28, 2008. The Company is currently in the process of determining the impact, if any, of adopting the provisions of Statement 159 but it is not expected to have a material impact on the Company's financial position or results of operations.

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. The Company is required to adopt SAB 110 on January 1, 2008. The Company will continue to use the "simplified" method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Statement 141-R will significantly change the accounting for future business combinations after adoption. Statement 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. Statement 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt Statement 141-R beginning in its fiscal year ending January 3, 2010, as required. The Company is currently evaluating the impact Statement 141-R will have on its financial position or results of operations, when it becomes effective.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition

        On April 3, 2007, the Company completed its acquisition of U.K.-based Cosmeceuticals Limited ("Cosmeceuticals"), which distributes Bare Escentuals' bareMinerals, md formulations and MD Forte brands primarily to spas and salons and QVC U.K. The acquired entity has been renamed Bare Escentuals UK Ltd. The Company's primary reason for the acquisition was to reacquire its distribution rights and to expand its market share. The Company accounted for its pre-existing relationship with Cosmeceuticals in accordance with EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. The consideration for the purchase was cash of $23.1 million, comprised of $22.4 million in cash consideration and $0.7 million of transaction costs. The Company's consolidated financial statements include the operating results of the business acquired from the date of acquisition.

        The total purchase price of $23.1 million was allocated as follows: $12.6 million to goodwill included in the corporate segment (not deductible for income tax purposes), $8.9 million to identifiable intangible assets comprised of customer relationships of $8.0 million and $0.9 million for non-compete agreements, $4.4 million to net tangible assets acquired, and $2.8 million to deferred tax liability. The estimated useful economic lives of the identifiable intangible assets acquired are three years. The significant factor that resulted in recognition of goodwill was that the purchase price was based on the ability to expand in trade areas beyond the acquired distribution rights at an accelerated rate.

        As of December 30, 2007, approximately $2.5 million of the purchase price was unpaid and is included in accrued liabilities. The purchase price was subsequently paid in full in January 2008.

4. Inventories

        Inventories consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
Raw materials and components	$3,007	$2,737
Finished goods	56,636	59,269

	$59,643	$62,006

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment, Net

        Property and equipment, net, consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
Furniture and equipment	$8,719	$4,234
Computers and software	13,890	4,732
Leasehold improvements	28,291	13,891

	50,900	22,857
Accumulated depreciation and amortization	(9,369)	(5,170)

	41,531	17,687
Construction-in-progress	2,345	3,424

Property and equipment, net	$43,876	$21,111

6. Intangible Assets, Net

        Intangible assets, net, consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
Customer relationships	$8,000	$—
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	900	—

	13,892	4,992
Accumulated amortization	(3,984)	(1,759)

Intangible assets, net	$9,908	$3,233

        The aggregate amortization expense of $2,225,000, $0 and $0 for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations.

        Estimated amortization expense as of December 30, 2007 to be recognized in future periods is as follows (in thousands):

Year ending:
December 28, 2008	$2,967
January 3, 2010	2,967
January 2, 2011	741

$6,675

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Other Assets

        Other assets consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
Debt issuance costs, net of accumulated amortization of $338 and $61 at December 30, 2007 and December 31, 2006, respectively	$780	$1,057
Other assets	2,000	775

	$2,780	$1,832

8. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
Employee compensation and benefits	$9,394	$7,437
Purchase price for acquisition (Note 3)	2,526	—
Gift certificates and customer liabilities	2,500	1,975
Interest	971	1,438
Sales taxes and local business taxes	2,434	1,339
Royalties	2,146	1,192
Other	5,170	2,742

	$25,141	$16,123

9. Revolving Lines of Credit

        In conjunction with the February 2005 Recapitalization (Note 10), the Company established a revolving credit facility of up to $15,000,000 (the "Revolver"), the proceeds of which were to provide financing for working capital and other general corporate purposes of the Company and its subsidiaries. The Revolver has a term of six years expiring on February 18, 2011.

        In connection with the June 2006 Recapitalization, the Company increased the Revolver to up to $25,000,000, the proceeds of which are to be used to provide financing for working capital and other general corporate purposes of the Company and its subsidiaries. In December 2006, the terms of the Revolver were further amended to eliminate the requirement that the net proceeds from the issuance of equity securities by the Company or any of its subsidiaries be applied to prepay loans under the credit agreement. The amendment also reduced the interest rate margins applicable to LIBOR loans and base rate loans, provided for a further reduction in the interest rate margins if a specified consolidated leverage ratio and specified debt rating are achieved, and amended some of the financial covenants. At December 30, 2007, $24,900,000 was available and $100,000 was utilized to support outstanding letters of credit.

        Amounts available under the Revolver are based on eligible collateral that includes certain accounts receivable and inventory and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Revolving Lines of Credit (Continued)

        Borrowings under the Revolver, as amended, bear interest at a rate equal to, at the Company's option, either a margin over LIBOR or the lenders' base rate, plus an applicable margin based on a grid in which the pricing depends on the Company's consolidated total leverage ratio (2.25% plus LIBOR or 1.25% plus lenders' base rate; actual rate of 7.46% at December 30, 2007 and 7.85% at December 31, 2006). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

10. Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
First Lien Term Loans	$264,933	$339,263
Less current portion	(17,901)	(17,624)

Total long-term debt, net of current portion	$247,032	$321,639

First and Second Lien Credit Loans

        On February 18, 2005, the Company entered into a credit agreement (the "First Lien Credit Agreement") pursuant to which the lenders named therein agreed to extend certain credit facilities to the Company in an aggregate principal amount of up to $170,000,000 comprising (i) first lien term loans of $155,000,000 (the "First Lien Term Loans"), the proceeds of which were used together with the proceeds of the Second Lien Term Loans (defined below) and the February 2005 Subordinated Notes to refinance all debt then outstanding (the "February 2005 Refinancing"), to pay a dividend to holders of Bare Escentuals common stock in the aggregate amount of $122,431,000 (the "February 2005 Dividend," and together with the February 2005 Refinancing, the "February 2005 Recapitalization") and to pay transaction costs in connection with the February 2005 Recapitalization (the "February 2005 Recapitalization Financing Requirements") and (ii) a revolving credit facility of up to $15,000,000, the proceeds of which are to be used to provide financing for working capital and other general corporate purposes of the Company and its subsidiaries.

        On February 18, 2005, the Company also entered into a Term Loan Agreement (the "Second Lien Credit Agreement") pursuant to which the lenders named therein agreed to extend second lien term loans to the Company in an aggregate principal amount of $54,500,000 (the "Second Lien Term Loans"), the proceeds of which were used together with the proceeds of the First Lien Term Loans and the February 2005 Subordinated Notes for the February 2005 Recapitalization Financing Requirements.

        On October 7, 2005, the Company agreed with the lenders under the senior secured credit facilities to restructure the then-existing credit facilities to increase the Company's borrowings by an additional aggregate principal amount of $187,500,000, comprised of additional First Lien Term Loans of $96,000,000 and additional Second Lien Term Loans of $91,500,000, the proceeds of which were used together to pay a dividend to holders of Bare Escentuals common stock in the aggregate amount of $183,473,000 (the "October 2005 Dividend," and together with the add-on credit facilities, the "October 2005 Recapitalization") and to pay transaction costs in connection with the October 2005 Recapitalization (the "October 2005 Recapitalization Financing Requirements").

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-Term Debt (Continued)

        On June 7, 2006, the Company agreed with the lenders under the senior secured credit facilities to restructure the credit facilities to increase the Company's borrowings by an additional aggregate principal amount of $331,583,000, comprised of additional First Lien Term Loans of $118,583,000 and additional Second Lien Term Loans of $88,000,000, the proceeds of which were used together with the June 2006 Subordinated Notes of $125,000,000, to pay a dividend to holders of the Company's common stock in the aggregate amount of $340,427,000 (the "June 2006 Dividend," and together with the additional credit facilities, the "June 2006 Recapitalization") and to pay transaction costs in connection with the June 2006 Recapitalization (collectively, the "June 2006 Recapitalization Financing Requirements"). The maturity dates of the First Lien Term Loans and Second Lien Term Loans were not adjusted.

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

        As of December 30, 2007, $264,933,000 was outstanding on the First Lien Term Loans. The First Lien Term Loans have a term of seven years expiring on February 18, 2012. The First Lien Term Loans bear interest at a rate equal to, at the Company's option, either LIBOR or the lenders' base rate, plus an applicable margin varying based on the Company's consolidated total leverage ratio. As of December 30, 2007 and December 31, 2006, the interest rates on the First Lien Term Loans were accruing at 7.46% and 7.85%, respectively (without giving effect to the interest rate swap agreement).

        The Company accounted for the modifications of its debt in connection with the February 2005, October 2005, June 2006 Recapitalizations and the December 2006 and March 2007 amendments as nontroubled debt transactions in accordance with EITF 96-19. Pursuant to EITF 96-19, the Company is required to account for these modifications as debt extinguishments if it is determined that the terms changed substantially. An indication of the existence of substantially different terms is whether the cash flows have changed by more than 10%. In calculating the present value of cash flows, the Company determined that the cash flows changed by more than 10% for the February 2005, October 2005 and June 2006 Recapitalizations. Since the terms of the old and new notes were determined to be substantially different, the new debt instruments were recorded at fair value.

        In February 2005, in connection with the Company's refinancing of its then outstanding debt, the Company paid a prepayment penalty of $2,700,000, wrote off the remaining unamortized discount and debt issuance costs of $5,463,000 relating to the early extinguishment of the Company's previously

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-Term Debt (Continued)

outstanding debt, and expensed as debt extinguishment costs $2,395,000 of fees paid directly to the lender related to the new debt in accordance with the provisions of EITF 96-19, resulting in a charge of $10,558,000 in connection with this debt extinguishment. Additionally, the Company capitalized $3,135,000 of third-party costs related to the new credit agreements.

        In October 2005, in connection with the Company's amendment of its credit facilities, the Company wrote off the remaining unamortized debt issuance costs of $2,812,000 and expensed as debt extinguishment costs $3,165,000 of fees paid directly to the lender, as the amendment was determined to cause the credit facilities to be substantially different in accordance with the provisions of EITF 96-19. Additionally, the Company capitalized $937,000 of third-party costs related to the new credit agreements, including $314,000, which was capitalized in fiscal 2006 upon finalization of cost estimates.

        In June 2006, in connection with the Company's amendment of its credit facilities, the Company wrote off the remaining unamortized debt issuance costs of $867,000 and expensed as debt extinguishment costs $2,524,000 of fees paid directly to the existing lenders, as the amendment was determined to cause the credit facilities to be substantially different in accordance with the provisions of EITF 96-19. Additionally, the Company capitalized $2,411,000 of third-party costs related to the new credit agreements and capitalized $1,315,000 of costs related to new lenders as a debt discount.

        Borrowings under the Revolver (Note 9) and the First Lien Term Loans are secured by substantially all of the Company's assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company's senior secured credit facilities as of October 2, 2007. The secured credit facility also contains nonfinancial covenants that restrict some of the Company's activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. As of December 30, 2007, the Company satisfied its financial and nonfinancial covenants.

Subordinated Notes Payable

        On June 7, 2006, in connection with the June 2006 Recapitalization, the Company entered into a Note Purchase Agreement pursuant to which the lenders named therein agreed to purchase $125,000,000 of 15.0% Senior Subordinated Notes due June 7, 2014 (the "June 2006 Subordinated Notes"). The June 2006 Subordinated Notes are unsecured and subordinated in priority of payment to the Company's obligations under the First and Second Lien Credit Agreements. On October 4, 2006, the Company used a portion of the net proceeds received from its initial public offering to repay in full the June 2006 Subordinated Notes.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-Term Debt (Continued)

Scheduled Maturities of Long-Term Debt

        At December 30, 2007, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
December 28, 2008	$17,901
January 3, 2010	14,321
January 2, 2011	14,321
January 1, 2012	164,688
December 30, 2012	53,702

$264,933

11. Commitments and Contingencies

Lease Commitments

        The Company leases retail boutiques, distribution facilities, office space and certain office equipment under noncancelable operating leases with various expiration dates through January 2019. Additionally, the Company subleases certain real property to third parties. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates as of December 30, 2007. These future payments are subject to foreign currency exchange rate risk. The future minimum annual payments and anticipated sublease income under such leases in effect at December 30, 2007, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
December 28, 2008	$7,943	$30	$7,913
January 3, 2010	9,353	30	9,323
January 2, 2011	8,996	30	8,966
January 1, 2012	8,733	30	8,703
December 30, 2012	8,838	1	8,837
Thereafter	32,635	—	32,635

	$76,498	$121	$76,377

        Many of the Company's retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $12,906,000, $8,245,000 and $5,449,000 for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively, which included $2,028,000, $1,585,000 and $990,000 of contingent rents, respectively. Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        As of December 30, 2007, under the terms of its corporate office lease, the Company issued an irrevocable standby letter of credit of $100,000 to the lessor for the term of the lease.

Royalty Agreements

        The Company is a party to a license agreement (the "License") for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company's royalty expense under the License for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, was $600,000, $600,000 and $501,000, respectively.

        The Company has obtained a worldwide exclusive right to license, develop, commercialize, and distribute certain licensed ingredients to be used in products to be sold by the Company. This agreement requires the Company to make payments upon achievement of certain product milestones. In addition, this agreement requires the Company to pay a royalty of 3.5% of the net sales upon successful launch of the first product, subject to certain minimum annual royalty amounts. The Company launched commercial sales of the products containing the licensed ingredients during the year ended December 31, 2006. The minimum royalty amount was $400,000 for 2007; the minimum will increase to $500,000 for 2008 after which time the Company may renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the commercial launch. The Company's expense under this agreement was $876,000, $644,000 and $1,750,000 for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Contingencies

        The Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company's financial position or results of operation.

12. Related-Party Transactions

        On June 10, 2004, the Company entered into a Management Agreement ("Berkshire Agreement") with Berkshire Partners LLC ("Berkshire"). Under the Berkshire Agreement, the Company engaged Berkshire to provide management advisory services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the agreement. The Berkshire Agreement was to expire on June 10, 2009. However, upon completion of the Company's initial public offering on October 4, 2006, the Company paid $900,000 as consideration for the early termination of the Berkshire Agreement. Total management fees plus expenses recognized under the Berkshire Agreement were $1,234,000 and $427,000 for the years ended December 31, 2006 and January 1, 2006, respectively, recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

        On June 10, 2004, the Company also entered into a Management Agreement ("JHP Agreement") with JH Partners, LLC ("JHP"). Under the JHP Agreement, the Company engaged JHP to provide

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Related-Party Transactions (Continued)

management advisory services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the JHP Agreement. The JHP Agreement was to expire on June 10, 2009. However, upon completion of the Company's initial public offering on October 4, 2006, the Company paid $900,000 as consideration for the early termination of the JHP Agreement. Total management fees plus expenses recognized under this Agreement were $1,238,000 and $362,000 for the years ended December 31, 2006 and January 1, 2006, respectively, recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

        In connection with the February 2005 Recapitalization, the Company paid to Berkshire and JHP approximately $2,395,000 in total relating to transactional fees and expenses.

        In connection with the October 2005 Recapitalization, the Company issued 54,732 shares of common stock valued at $6.48 per share to each of Berkshire and JHP relating to transactional fees and expenses. This amount was capitalized as debt issuance costs.

        In connection with the June 2006 Recapitalization, the Company issued 102,022 shares of common stock valued at $10.43 per share to each of Berkshire and JHP relating to transactional fees and expenses. This amount was capitalized as debt issuance costs.

        The holders of the Senior Term Loans and the Subordinated Notes Payable issued prior to the February 2005 Refinancing were also stockholders of the Company. Fees paid to these lenders in connection with the June 2004 Recapitalization totaled $3,240,000 and were reflected as a discount of the related debt. In connection with the February 2005 Recapitalization, the Company paid a prepayment penalty of $2,700,000 that was reflected as debt extinguishment costs in the year ended January 1, 2006.

        The holders of the Senior Term Loans issued in connection with the February 2005 and October 2005 Recapitalizations were also stockholders of the Company. Fees paid to these lenders in connection with the February 2005 and October 2005 Recapitalizations totaled $2,395,000 and $3,165,000, respectively, and were reflected as debt extinguishment costs in the year ended January 1, 2006.

        The holders of the Senior Term Loans issued in connection with June 2006 Recapitalization were also stockholders of the Company. Fees paid to these lenders in connection with the June 2006 Recapitalization totaled $2,524,000 and were reflected as debt extinguishment costs in the year ended December 31, 2006.

        FH Capital Partners LLC is 34%-owned by an affiliate of John C. Hansen, a member of the board of directors who beneficially owns approximately 5.5% of the Company's outstanding common stock as of December 30, 2007. Officers appointed by the 66% owner of FH Capital Partners LLC control its day-to-day operations. Decisions of the members are made by majority vote of the members, except for certain investments, borrowings and affiliate transactions that require approval of all members. In December 2001 and May 2002, when FH Capital Partners LLC was 50% owned by an affiliate of Mr. Hansen, the Company entered into agreements with FH Capital Partners LLC to rent certain computer hardware, software, and licenses under operating lease agreements. During the year ended December 30, 2007, the Company purchased the equipment under these lease agreements. Rental expense of $16,900, $27,500 and $33,000 was recognized relating to these arrangements during the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively, and has been

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Related-Party Transactions (Continued)

recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

13. Income Taxes

        The provision for income taxes consisted of the following (in thousands):

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Current:
Federal	$47,010	$30,212	$16,950
State	10,969	7,358	3,473

	57,979	37,570	20,423
Deferred:
Federal	704	(2,313)	(3,975)
State	325	(550)	(815)

	1,029	(2,863)	(4,790)

Provision for income taxes	$59,008	$34,707	$15,633

        A net tax benefit of $8,727,000, $6,973,000 and $1,027,000 related to the exercise of nonqualified stock options was credited to additional paid-in capital and decreased the amount of taxes payable during the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

        Income before provision for income taxes consists of the following (in thousands):

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
United States	$146,519	$84,905	$39,523
International	557	—	—

Total	$147,076	$84,905	$39,523

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        The difference between the Company's effective income tax rate and the United States federal income tax rate is summarized as follows:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0	5.2	4.4
Foreign income at other than U.S. rates	(0.1)	—	—
Nondeductible interest in connection with the June 2006 Subordinated Notes	—	0.6	—
Other	0.2	0.1	0.2

Effective tax rate	40.1%	40.9%	39.6%

        Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
Inventory	$3,225	$4,164
Accruals and allowances	3,661	2,295
Deferred rent	1,106	641
Stock-based compensation	1,454	1,325
Capitalized loan costs	982	1,253
Interest rate swap	1,016	—
Other	177	513

Total deferred tax assets	11,621	10,191
Trademarks and other intangible assets	(3,526)	(1,384)
Deferred income	—	(858)
Basis difference in fixed assets	(564)	(268)
Prepaid expenses	(676)	(763)

Total deferred tax liabilities	(4,766)	(3,273)

Net deferred tax assets	$6,855	$6,918

        The deferred tax assets and liabilities presented above are classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 30, 2007	December 31, 2006
Net current deferred tax assets	$7,410	$5,826
Net noncurrent deferred tax assets	—	1,092
Net noncurrent deferred tax liabilities (included in other liabilities)	(555)	—

Net deferred tax assets	$6,855	$6,918

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

        The Company adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the changes to the Company's reserve for uncertain tax positions was accounted for as a $952,000 cumulative effect adjustment to increase the beginning balance of accumulated deficit on the Company's balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$3,905
Additions based on tax positions related to the current year	934
Additions based on tax positions related to the prior year	649
Settlements	—
Reduction for lapse of statute of limitations	(760)

Balance at December 30, 2007	$4,728

        As of December 30, 2007, the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,690,000. The Company accrues interest related to unrecognized tax benefits in its provision for income taxes. As of December 30, 2007, the Company had approximately $463,000 of accrued interest, net of tax, related to uncertain tax positions.

        Included in the balance of unrecognized tax benefits at December 30, 2007 and January 1, 2007 are tax positions of $2,725,000 and $1,946,000, respectively, for which the ultimate recognition is highly certain but for which there is uncertainty about the timing of such recognition. Because of the impact of deferred income tax accounting, other than for interest and penalties, these items would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Due to the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $634,000.

        The Company files income tax returns in the United States and in various state, local and foreign jurisdictions. The tax years subsequent to 2002 remain open to examination by the major taxing jurisdictions in the United States. In 2007, the U.S. Internal Revenue Service completed its audit of the Company's U.S. federal income tax returns for 2004, which resulted in no changes to reported tax for that year. In addition, a state audit was carried out for the years 2004 to 2006, which resulted in no changes to reported tax for those years. The outcome of these audits had no impact to the amounts recorded in the financial statements.

14. Stockholders' Equity

Preferred Stock

        In October 2006, upon completion of the Company's initial public offering, the Company adopted an Amended and Restated Certificate of Incorporation providing for the authorization of 10,000,000

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity (Continued)

shares of undesignated preferred stock. The board of directors has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

        At December 30, 2007, there were no shares of preferred stock issued or outstanding.

Common Stock

        At December 30, 2007, the Company had authorized and outstanding 200,000,000 and 91,158,390 shares of common stock, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the preferential rights of any preferred stock outstanding. At December 30, 2007, no shares of common stock were subject to repurchase by the Company pursuant to the Company's Stockholders Agreement dated June 10, 2004, as amended to date. Prior to the Company's initial public offering, holders of the Company's common stock and options to purchase shares of common stock were parties to the Stockholders Agreement. The Stockholders Agreement addressed various corporate governance matters, including composition of the board of directors and required before the Company may take certain enumerated actions.

        In September 2006, the Company's Board of Directors and stockholders approved a 1.5-for-one split of its common stock and a change in the par value of its common stock from $0.01 to $0.001, which were effected on September 12, 2006. All common stock, common stock equivalents, options and warrants to purchase common stock, and per share amounts in the consolidated financial statements have been adjusted retroactively to reflect the stock split and change in par value.

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

        On March 19, 2007, the Company completed a follow-on underwritten public offering pursuant to which the Company sold 575,000 shares and selling stockholders sold an additional 13,225,000 shares, which includes 1,800,000 shares sold pursuant to the exercise of the underwriters' over-allotment option. The Company received net proceeds of approximately $18.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

        On June 19, 2007, the Company completed a follow-on underwritten public offering pursuant to which the Company sold 100,000 shares and selling stockholders sold an additional 7,900,000 shares. The Company received net proceeds of approximately $3.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.

        Prior to the initial public offering, the Stockholders Agreement provided for a board of up to nine members, two of whom were to be nominated by stockholders affiliated with Berkshire, two of whom were to be nominated by stockholders affiliated with JHP, one of whom was nominated by the management stockholders, and the balance of whom were outside directors nominated by the other five directors. The Stockholders Agreement obligated the Company's stockholders to vote their shares in favor of the nominees selected in this manner. The supermajority vote requirements in the Stockholders Agreement specified that the Company could not amend or repeal its certificate of

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity (Continued)

incorporation or bylaws, amend or modify the Stockholders Agreement, increase the number of members of the board, enter into or materially modify any transaction or arrangement with any affiliate of JHP or Berkshire or give effect to any other matter required to be submitted to the stockholders of the Company for approval without the approval of a majority of the JHP stockholders and a majority of the Berkshire stockholders. The provisions of the Stockholders Agreement relating to the nomination and election of directors and supermajority vote requirements terminated upon completion of the Company's initial public offering on October 4, 2006.

        On June 6, 2006, one of the Company's directors purchased 35,601 fully vested shares of common stock at $8.43, representing a discount to the deemed fair value of $13.43 of the Company's common stock at that date based on a contemporaneous valuation obtained from a third-party valuation firm. In connection with this share purchase, the Company recorded stock-based compensation expense of $178,000 during the year ended December 31, 2006.

Common Stock Reserved for Future Issuance

        The Company has reserved shares of common stock for issuance in connection with the following:

	December 30, 2007	December 31, 2006
Stock options outstanding	4,714,936	6,375,543
Stock options available for grant	4,934,757	4,441,947

	9,649,693	10,817,490

Warrants

        At December 30, 2007 and December 31, 2006, there were no outstanding warrants to purchase shares of the Company's stock.

15. Stock-Based Employee Compensation Plans

2004 Equity Incentive Plan

        On June 10, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the "2004 Plan"). The Company reserved a total of 11,564,718 shares for new grants under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified stock options for common stock to employees, directors, consultants, and other associates. The options generally vest at a rate of 20% per year from the date of grant and have a maximum term of ten years. To date, the Company has granted both traditional time-vesting stock options and performance vesting stock options. The estimated per share fair value of the Company's common stock at the date of grant was determined by the Board of Directors based on contemporaneous valuations from a third-party valuation firm obtained in February 2005, October 2005, January 2006, April 2006 and June 2006.

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

15. Stock-Based Employee Compensation Plans (Continued)

        A summary of activity under the 2004 Plan is set forth below. All exercise prices have been adjusted to reflect the impact of the exercise price modifications in connection with the February 2005, October 2005 and June 2006 Recapitalizations, described below.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at January 2, 2005	4,717,316	6,847,402	$0.67
Granted	(1,856,063)	1,856,063	2.30
Exercised	—	(729,295)	1.02
Canceled	1,532,730	(1,532,730)	1.63

Balance at January 1, 2006	4,393,983	6,441,440	0.87
Granted	(2,089,386)	2,089,386	6.70
Exercised	—	(1,679,704)	0.78
Canceled	639,829	(639,829)	2.58
Rolled over to 2006 Plan	(106,197)	—	—
Cancellation of remaining options available for grant	(2,838,229)	—	—

Balance at December 31, 2006	—	6,211,293	2.68
Exercised	—	(1,167,797)	1.55
Canceled	679,360	(679,360)	5.45
Rolled over to 2006 Plan	(679,360)	—	—

Balance at December 30, 2007	—	4,364,136	$2.56

        At December 30, 2007 and December 31, 2006, total outstanding options vested under the 2004 Plan were 733,386 and 267,141, at a weighted-average exercise price of $2.64 and $1.11, respectively.

        On February 17, 2005, the Company's Board of Directors declared a cash dividend of $1.79 per common share on February 17, 2005 and paid it to stockholders of record on February 18, 2005. In addition, the Company's Board of Directors approved the modification of the exercise price of all options outstanding at the date of the February 2005 Recapitalization. The Company engaged a third-party valuation firm to perform a contemporaneous valuation of the Company's common stock immediately before and after the February 2005 Recapitalization, which resulted in decreasing the fair value of the Company's common stock from $2.45 to $1.37 per share. All option exercise prices were adjusted by the same percentage decrease as the decrease in the fair value per common share. At the modification date, the Company completed a comparison of the fair value of the modified award with the fair value of the original award immediately before the modification in accordance with the provision of Statement 123(R). The modification resulted in an increase in the fair value of the outstanding options by $1,304,000, which is being recognized as incremental stock compensation expense over the remaining vesting period of the awards.

        On October 7, 2005, the Company's Board of Directors declared a cash dividend of $2.66 per common share on October 5, 2005 and paid it to stockholders of record on October 7, 2005. In addition, the Company's Board of Directors approved the modification of the exercise price of all options outstanding at the date of the October 2005 Recapitalization. The Company engaged a

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock-Based Employee Compensation Plans (Continued)

third-party valuation firm to perform a contemporaneous valuation of the Company immediately before and after the October 2005 Recapitalization, which resulted in decreasing the fair value of the Company's common stock from $5.23 to $3.61 per share. All option exercise prices were adjusted by the same percentage decrease as the decrease in the fair value per common share. At the modification date, the Company completed a comparison of the fair value of the modified award with the fair value of the original award immediately before the modification in accordance with the provision of Statement 123(R). The modification resulted in an increase in the fair value of the outstanding options by $1,450,000, which is being recognized as incremental stock compensation expense over the remaining vesting period of the awards.

        On May 30, 2006, Company's Board of Directors declared a cash dividend of $4.81 per common share to stockholders of record on June 7, 2006, payable on June 7, 2006. In addition, the Company's Board of Directors approved the modification of the exercise price of all options outstanding at the date of the June 2006 Recapitalization. The Company engaged a third-party valuation firm to perform a contemporaneous valuation of the Company immediately before and after the June 2006 Recapitalization, which resulted in decreasing the fair value of the Company's common stock from $13.43 to $8.87 per share. All option exercise prices were adjusted by the same percentage decrease as the decrease in the fair value per common share. At the modification date, the Company completed a comparison of the fair value of the modified award with the fair value of the original award immediately before the modification in accordance with the provision of Statement 123(R). The modification resulted in an increase in the fair value of the outstanding options by $2,224,000, which is being recognized as incremental stock compensation expense over the remaining vesting period of the awards.

        Under the 2004 Plan, the Company granted traditional time-vesting options as well as performance vesting stock options. The traditional time-vesting stock options represent option grants that are earned at the time of grant but only become exercisable with the passage of time and as long as the employee remains with the Company. The performance vesting stock options represent option grants that are earned only upon attainment of certain pre-established annual operating performance measures and the employee's remaining with the Company for a specified period of time. On May 31, 2006, the Company's Board of Directors approved the elimination of the performance components of the vesting terms of the performance-vesting options such that the options would effectively become time-vesting options. Because vesting of the performance awards was considered probable before and after the modification, no additional compensation expense resulted from the modification.

        In connection with options granted in 2004, the Company recorded deferred stock-based compensation of $1,112,000, representing the difference between the exercise price and the deemed fair value of the Company's common stock at the date of grant based on a valuation obtained in February 2005 from a third-party valuation firm. The Company ceased amortization of this deferred stock-based compensation on January 3, 2005, upon adoption of Statement 123(R) under the modified prospective transaction method.

        In September 2004, the Company granted a consultant options to purchase 90,000 shares of common stock at $1.79 per share. The fair value of the award of $1.52 per share or $136,000 and was recognized as selling, general and administrative expense over the consultant's service period of five months. The Company recorded deferred stock-based compensation related to this grant of $136,000,

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock-Based Employee Compensation Plans (Continued)

based on the fair value of the Company's option at the date of grant. Amortization of deferred stock-based compensation related to this grant was $27,000 during the year ended January 1, 2006.

2006 Equity Incentive Plan

        On September 12, 2006, the stockholders of the Company approved the 2006 Equity Incentive Award Plan (the "2006 Plan") for executives, directors, employees and consultants of the Company. The 2006 Plan became effective on September 28, 2006. A total of 4,500,000 shares of the Company's common stock were initially reserved for issuance under the 2006 Plan. To the extent outstanding awards under the 2004 Plan expire or are canceled without having been exercised in full or are repurchased or forfeited following the effective date of the 2006 Plan, the shares of common stock subject to such awards will be available for future issuance under the 2006 Plan. Awards are generally granted with an exercise price equal to the market price of the Company's common stock at the date of grant. Those awards generally vest over a period of four or five years from the date of grant and have a maximum term of ten years.

        A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at September 28, 2006 (inception)	4,500,000	—	$—
Rolled over from 2004 Plan	106,197	—	—
Granted	(164,250)	164,250	30.95

Balance at December 31, 2006	4,441,947	164,250	30.95
Rolled over from 2004 Plan	679,360	—	—
Granted	(262,650)	262,650	30.02
Canceled	76,100	(76,100)	34.26

Balance at December 30, 2007	4,934,757	350,800	$29.53

        At December 30, 2007, total outstanding options vested under the 2006 Plan were 18,850 at a weighted-average exercise price of $28.23. At December 31, 2006, there were no outstanding options vested under the 2006 Plan.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock-Based Employee Compensation Plans (Continued)

        Additional information under the 2004 Plan and the 2006 Plan regarding options outstanding as of December 30, 2007 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.46	2,459,456	6.67	$0.46		395,500	$0.46	6.89
$0.64-8.87	1,904,680	8.15	5.26		337,886	5.19	8.23
$19.75-22.00	109,325	7.75	21.22		10,050	22.00	8.75
$26.32-35.10	145,475	8.79	30.29		800	35.10	9.24
$35.36-40.43	96,000	9.17	37.85		8,000	35.36	8.95

	4,714,936		$4.56	$95,809,000	752,236	$3.28		$16,005,000

        A summary of the Company's outstanding nonvested options under the 2004 Plan and the 2006 Plan are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	6,139,565	$1.88
Modification of the exercise price of 5,420,578 options in connection with the June 2006 Recapitalization	—	0.41
Granted	2,253,636	8.33
Vested	(1,644,970)	1.78
Forfeited	(639,829)	2.97

Nonvested at December 31, 2006	6,108,402	$4.54
Granted	262,650	14.90
Vested	(1,653,792)	3.66
Forfeited	(754,560)	9.72

Nonvested at December 30, 2007	3,962,700	$4.60

        As of December 30, 2007, pursuant to Statement 123(R), there was $20,058,000 of total unrecognized compensation cost related to nonvested awards. As of December 30, 2007, this cost is expected to be recognized over a weighted-average period of 2.39 years. The total fair value of options vested during the years ended December 30, 2007, December 31, 2006 and January 1, 2006 were $6,059,000, $2,931,000 and $1,270,000, respectively.

        The total cash received from employees as a result of employee stock option exercises under all plans for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 were $1,815,000, $1,309,000 and $992,000, respectively. In connection with these exercises, the tax benefits realized by the Company for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 were $9,998,000, $6,973,000 and $1,193,000, respectively. The total intrinsic value of options exercised for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 were $28,610,000, $19,333,000 and $18,079,000, respectively.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Long-Term Employee Related Benefits

        In the year ended January 1, 2006, the Company adopted a non-qualified deferred compensation plan for certain executives. As of December 30, 2007 and December 31, 2006, plan liabilities totaled $1,518,000 and $645,000, respectively, which is associated with funds held in an irrevocable grantor's trust ("Rabbi Trust"). The deferred compensation plan obligations are payable in cash upon retirement, termination of employment, and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan.

        The obligations of the Company under the Rabbi Trust consist of the Company's unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Rabbi Trust, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Rabbi Trust, and (iii) notional earnings on the foregoing amounts. The Rabbi Trust assets are subject to the claims of the Company's creditors in the event of the Company's insolvency. The assets of the Rabbi Trust and the Company's liability to the Plan participants are reflected in "Other assets" and "Long-term employee benefits," respectively, on the Company's consolidated balance sheet. The securities that comprise the assets of the Rabbi Trust are designated as trading securities under Statement 115, Accounting for Certain Investments in Debt and Equity Securities. Expenses accrued under the plan are included in selling, general and administrative expenses.

17. Defined Contribution Plan

        On January 1, 2006, the Company adopted a defined contribution plan (the "Plan") in the United States pursuant to Section 401(k) of the Internal Revenue Code (the "Code"). All eligible full- and part-time employees of the Company who meet certain age and service requirements may participate in the Plan. Participants may contribute up to the maximum allowable under the Code. The Plan also allows for discretionary contributions by the Company. In the years ended December 30, 2007 and December 31, 2006, the Company made matching contributions to the 401(k) plan equal to 50% of each participating employee's contribution, up to 6% of the employee's salary. Such discretionary contributions vest ratably over five years, as long at the participant remains employed with the Company. Matching contributions aggregated $340,000, $168,000 and $4,000 for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively, recorded as selling, general and administrative expenses in the accompanying statements of operations.

18. Segment and Geographic Information

        Operating segments are defined as components of an enterprise engaging in business activities about where separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assessing performance. The Company's Chief Executive Officer has been identified as the CODM as defined by Statement 131, Disclosures about Segments of an Enterprise and Related Information.

        The Company has determined that it operates in two business segments: Retail with sales to end users, and Wholesale with sales to resellers. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Retail segment consists of sales directly to end users through Company-owned boutiques and infomercials. The Wholesale segment consists of sales to resellers, home shopping television, specialty beauty retailers, spas and salons, and international distributors. The following table presents certain financial information for each segment. Operating income is the gross margin of the segment less direct

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Segment and Geographic Information (Continued)

expenses of the segment. Some direct expenses, such as media and advertising spend, do impact the performance of the other segment, but these expenses are recorded in the segment they directly relate to and are not allocated out to each segment. The Corporate column includes unallocated selling, general and administrative expenses, depreciation and amortization, stock-based compensation expenses, restructuring charges and asset impairment charges. Corporate selling, general and administrative expenses include headquarters facilities costs, distribution center costs, product development costs, corporate headcount costs and other corporate costs, including information technology, finance, accounting, legal and human resources costs. These items, while often times related to the operations of a segment, are not considered by segment operating management and the Chief Operating Decision Maker in assessing segment performance.

	Retail	Wholesale	Corporate	Total
Year ended December 30, 2007
Sales, net	$211,829	$299,171	$—	$511,000
Cost of goods sold	42,975	104,583	—	147,558

Gross profit	168,854	194,588	—	363,442
Operating expenses:
Selling, general and administrative	94,008	17,124	69,206	180,338
Depreciation and amortization	1,573	184	5,520	7,277
Stock-based compensation	—	—	6,838	6,838

Total expenses	95,581	17,308	81,564	194,453

Operating income (loss)	73,273	177,280	(81,564)	168,989
Interest expense				(23,619)
Interest income				1,706

Income before provision for income taxes				147,076
Provision for income taxes				59,008

Net income				$88,068

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Segment and Geographic Information (Continued)

	Retail	Wholesale	Corporate	Total
Year ended December 31, 2006
Sales, net	$185,057	$209,468	$—	$394,525
Cost of goods sold	37,395	75,044	—	112,439

Gross profit	147,662	134,424	—	282,086
Operating expenses:
Selling, general and administrative	80,691	8,861	45,949	135,501
Depreciation and amortization	832	4	1,491	2,327
Stock-based compensation	—	—	5,347	5,347
Restructuring charges	—	—	114	114

Total expenses	81,523	8,865	52,901	143,289

Operating income (loss)	66,139	125,559	(52,901)	138,797
Interest expense				(49,246)
Debt extinguishment costs				(5,868)
Interest income				1,222

Income before provision for income taxes				84,905
Provision for income taxes				34,707

Net income				$50,198

	Retail	Wholesale	Corporate	Total
Year ended January 1, 2006
Sales, net	$132,496	$126,799	$—	$259,295
Cost of goods sold	30,018	44,493	—	74,511

Gross profit	102,478	82,306	—	184,784
Operating expenses:
Selling, general and administrative	60,566	9,452	33,252	103,270
Depreciation and amortization	450	—	656	1,106
Stock-based compensation	—	—	1,370	1,370
Restructuring charges	—	—	643	643
Asset impairment charge	—	—	1,055	1,055

Total expenses	61,016	9,452	36,976	107,444

Operating income (loss)	41,462	72,854	(36,976)	77,340
Interest expense				(21,503)
Debt extinguishment costs				(16,535)
Interest income				221

Income before provision for income taxes				39,523
Provision for income taxes				15,633

Net income				$23,890

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Segment and Geographic Information (Continued)

        The Company's long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	December 30, 2007	December 31, 2006
Retail	$17,327	$8,398
Wholesale	925	138
Corporate	26,201	12,715

	$44,453	$21,251

        Long-lived assets allocated to the retail segment consist of fixed assets and deposits for retail stores. Long-lived assets allocated to the wholesale segment consist of fixed assets located at our wholesale customer. Long-lived assets in the corporate segment consist of fixed assets, tooling costs and deposits related to the Company's corporate offices and distribution centers.

        The Company's long-lived assets, excluding goodwill and intangibles, by geographic area were as follows (in thousands):

	December 30, 2007	December 31, 2006
United States	$42,191	$21,251
International	2,262	—

	$44,453	$21,251

        No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company's sales by geographic area were as follows (in thousands):

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
United States	$470,883	$377,964	$244,372
International	40,117	16,561	14,923

Sales, net	$511,000	$394,525	$259,295

19. Restructuring Costs

        As a result of the Company's growth and a change in strategy to improve its operations, the Company relocated both the corporate and distribution center facilities during the year ended January 1, 2006. Related to these relocations, the Company exited two facilities that had operating lease commitments through 2007. These exit costs were accounted for in accordance with Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.

        Costs primarily represent closure and relocation costs of the Company's corporate headquarters and distribution center. Closure costs include payments required under lease contracts after the

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Restructuring Costs (Continued)

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

        The following tables set forth the exit activities through December 30, 2007 (in thousands):

Accrual balance at January 2, 2005	$—
Cost incurred and charged to expense	643
Non-cash charges	(98)
Cash paid	(121)

Accrual balance at January 1, 2006	$424
Cost incurred and charged to expense	114
Cash paid	(366)

Accrual balance at December 31, 2006	$172
Cash paid	(172)

Accrual balance at December 30, 2007	$—

20. Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged against sales	Charged against expenses	Deductions		Balance at end of period
Year ended December 30, 2007:
Allowance for doubtful accounts and returns recorded in accounts receivable	$3,427	$20,185	$827	$16,801	(1)	$7,638
Allowance for returns recorded in accrued liabilities	1,380	13,607	—	13,486	(2)	1,501
Year ended December 31, 2006:
Allowance for doubtful accounts and returns recorded in accounts receivable	$2,225	$8,388	$57	$7,243	(1)	$3,427
Allowance for returns recorded in accrued liabilities	1,557	11,921	—	12,098	(2)	1,380
Year ended January 1, 2006:
Allowance for doubtful accounts and returns recorded in accounts receivable	$650	$7,962	$126	$6,513	(1)	$2,225
Allowance for returns recorded in accrued liabilities	354	11,913	—	10,710	(2)	1,557

(1)
Represents write off of uncollectible accounts, actual returns taken and consideration provided to certain customers.

(2)
Represents actual returns taken.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)   Evaluation of disclosure controls and procedures.

        Based on our management's evaluation (with the participation of our chief executive officer and chief financial officer), as of December 30, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)   Management's report on internal control over financial reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2007. The effectiveness of our internal control over financial reporting as of December 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

  (c)   Changes in internal control over financial reporting.

        We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item will be included in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on May 15, 2008 (2008 Proxy Statement), which will be filed within 120 days of the end of our fiscal year ended December 30, 2007 and is incorporated herein by reference.

        Certain documents relating to the registrant's corporate governance, including the Code of Business and Ethics, which is applicable to the registrant's directors, officers and employees, and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the registrant's Board of Directors, are available on the registrant's website at http://www.bareescentuals.com.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to the registrant's executive officer and director compensation will be in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to security ownership of certain beneficial owners of the registrant's common stock and information relating to the security ownership of the registrant's management will be in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions will be in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding principal accountant fees and services will be in the 2008 Proxy Statement and is incorporated herein by reference.

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

  2.
  Exhibits

        The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Exhibit Title
3.2(1)	Amended and Restated Certificate of Incorporation.
3.4(2)	Amended and Restated Bylaws.
4.1(3)	Form of Common Stock Certificate.
4.2(4)	Stockholders Agreement among the Registrant and certain investors set forth therein, dated June 10, 2004.
4.3(4)	First Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated December 21, 2004.
4.4(4)	Second Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated June 28, 2006.
4.5	Third Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated September 11, 2007.
10.1#(5)	2004 Equity Incentive Plan.
10.2#(4)	First Amendment to 2004 Equity Incentive Plan.
10.3#(4)	Second Amendment to 2004 Equity Incentive Plan.
10.4#(4)	2004 Equity Incentive Plan Form of Time Stock Option Certificate.
10.5#(4)	2004 Equity Incentive Plan Form of Performance Stock Option Certificate.
10.6#(5)	2006 Equity Incentive Award Plan.
10.7#(4)	Deferred Compensation Plan.
10.8#(4)	Employment Agreement with Leslie A. Blodgett, dated May 3, 2004.
10.9#(4)	First Amendment to Employment Agreement with Leslie A. Blodgett, dated August 2, 2005.
10.10#(4)	Second Amendment to Employment Agreement with Leslie A. Blodgett effective as of May 31, 2006.
10.11#(4)	Employment Offer Letter to Diane M. Miles, dated April 3, 2006.
10.12#(4)	Employment Offer Letter to Myles B. McCormick, dated December 8, 2004.

10.13†(4)	Amended and Restated Agreement between Dolphin Acquisition Corp. and QVC, Inc. dated December 31, 1998.
10.14(4)	First Amendment to Amended and Restated Agreement between Dolphin Acquisition Corp., d/b/a Bare Escentuals, and QVC, Inc. dated January 29, 1999.
10.15(4)	Second Amendment to Amended and Restated Agreement between Dolphin Acquisition Corp., d/b/a Bare Escentuals, and QVC, Inc. dated February 9, 1999.
10.16†(4)	License and Supply Agreement between Registrant and BioKool LLC dated September 12, 2005.
10.17†(4)	First Addendum to License and Supply Agreement between Registrant and BioKool LLC effective as of December 29, 2005.
10.18†(4)	Master Services Agreement between Registrant and Datapak Services Corporation dated January 3, 2006.
10.19#(4)	Form of Indemnification Agreement.
10.20(4)	Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.
10.21(4)	First Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated July 21, 2005.
10.22(4)	Second Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated October 7, 2005.
10.23(4)	Third Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated March 17, 2006.
10.24(4)	Fourth Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated June 7, 2006.
10.25(4)	Security Agreement in connection with the Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.
10.26(4)	Form of Term Loan Note in connection with the Credit Agreement.
10.27(4)	Form of Revolving Note in connection with the Credit Agreement.
10.28(4)	Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.
10.29(4)	First Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated July 21, 2005.
10.30(4)	Second Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated October 7, 2005.
10.31(4)	Third Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated March 17, 2006.
10.32(4)	Fourth Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated June 7, 2006.
10.33(4)	Security Agreement in connection with the Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.

10.34(4)	Form of Term Loan Note in connection with Term Loan Agreement.
10.35(4)	Note Purchase Agreement among the Registrant and certain purchasers dated June 7, 2006, including Form of Notes.
10.36(4)	Lease between MD Beauty, Inc. and Davis Forbes Partners, L.P. dated May 26, 2005.
10.37(4)	Office Lease between MD Beauty, Inc. and ECI Stevenson LLC dated February 23, 2005, and First Amendment to Office Lease, dated March 6, 2006.
10.38†(6)	License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated July 15, 1999.
10.39†(6)	Amendment to License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated March 7, 2003.
10.40(6)	Amendment to License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated October 2, 2003.
10.41†(6)	Purchase and Sale Agreement among MD Formulations, Inc., Allergan, Inc. and Allergan Sales, Inc. dated May 14, 1999.
10.42†(4)	Third Amendment to Amended and Restated Agreement between Bare Escentuals Beauty, Inc. and QVC, Inc. dated September 5, 2006.
10.43(3)	Fifth Amendment to Credit Agreement among Bare Escentuals Beauty, Inc., formerly known as MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated September 11, 2006.
10.44(3)	Name and Likeness License Agreement between the Registrant and Leslie A. Blodgett dated September 22, 2006.
10.45(7)	Sixth Amendment to Credit Agreement among Bare Escentuals Beauty, Inc., the Registrant, BNP Paribas and the lenders party thereto dated December 20, 2006.
10.46(7)	Amended and Restated Credit Agreement among Bare Escentuals Beauty, Inc., the Registrant., BNP Paribas and the lenders party thereto dated December 20, 2006.
10.47(8)	Second Amendment to Office Lease between Bare Escentuals Beauty, Inc., formerly known as MD Beauty, Inc. and Forward One, LLC, successor-in-interest to ECI Stevenson, LLC dated December 19, 2006.
10.48(8)	Lease between Bare Escentuals Beauty, Inc. and Centerpoint II, LLC dated January 31, 2007.
10.49(8)	Guaranty by Registrant dated January 31, 2007 to Lease between Bare Escentuals Beauty, Inc. and Centerpoint II LLC.
10.50#(9)	Employment Offer Letter to James Taschetta dated August 23, 2007.
10.51#(9)	Amendment to Employment Offer Letter to James Taschetta dated August 23, 2007.
10.52	Master Services Agreement between Registrant and DataPak Services Corporation dated January 1, 2008
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

#
Indicates management contract or compensatory plan.

(1)
Filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

(2)
Filed with the Registrant's Form 8-K filed on November 30, 2007.

(3)
Filed with the Registrant's Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135484) on September 25, 2006.

(4)
Filed with the Registrant's Registration Statement on Form S-1 (File No. 333-135484) on June 30, 2006.

(5)
Filed with the Registrant's Amendment No. 3 (File No. 333-135484) to the Registration Statement on Form S-1 on September 13, 2006.

(6)
Filed with the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 on August 15, 2006.

(7)
Filed with the Registrant's Form 8-K filed on December 22, 2006.

(8)
Filed with the Registrant's Form 8-K filed on March 1, 2007.

(9)
Filed with the Registrant's Form 8-K filed on October 17, 2007.

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

BARE ESCENTUALS, INC.
Dated: February 28, 2008	By:	/s/ MYLES B. MCCORMICK Myles B. McCormick Executive Vice President, Chief Financial Officer and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ LESLIE A. BLODGETT Leslie A. Blodgett	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008
/s/ MYLES B. MCCORMICK Myles B. McCormick	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 28, 2008
/s/ ROSS M. JONES Ross M. Jones	Director	February 28, 2008
/s/ BRADLEY M. BLOOM Bradley M. Bloom	Director	February 28, 2008
/s/ JOHN C. HANSEN John C. Hansen	Director	February 28, 2008
/s/ MICHAEL J. JOHN Michael J. John	Director	February 28, 2008
/s/ KRISTINA M. LESLIE Kristina M. Leslie	Director	February 28, 2008
/s/ LEA ANNE OTTINGER Lea Anne Ottinger	Director	February 28, 2008
/s/ KAREN M. ROSE Karen M. Rose	Director	February 28, 2008
/s/ GLEN T. SENK Glen T. Senk	Director	February 28, 2008