Form 10-Q
period 2008-03-30
BARE ESCENTUALS INC
filed 2008-05-09
CIK 1295557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES      ☒    NO      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      ☐   NO      ☒

At May 2, 2008, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 91,341,153.

Table of Contents

Bare Escentuals, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 30, 2008	December 30, 2007(a)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,662	$32,117
Inventories	69,569	59,643
Accounts receivable, net of allowances of $4,746 and $7,638 at March 30, 2008 and December 30, 2007, respectively	37,846	43,369
Prepaid expenses and other current assets	9,169	9,393
Deferred tax assets, net	7,410	7,410
Total current assets	161,656	151,932
Property and equipment, net	46,228	43,876
Goodwill	15,409	15,409
Intangible assets, net	9,168	9,908
Deferred tax assets, net	765	—
Other assets	2,704	2,780
Total assets	$235,930	$223,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$17,216	$17,901
Accounts payable	25,406	22,041
Accrued liabilities	17,696	25,141
Income taxes payable	2,238	2,648
Total current liabilities	62,556	67,731

Long-term debt, less current portion	234,137	247,032
Other liabilities	15,620	13,629

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.001 par value; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 200,000 shares authorized; 91,341 and 91,159 shares issued and outstanding at March 30, 2008 and December 30, 2007, respectively	91	91
Additional paid–in capital	420,374	416,524
Accumulated other comprehensive loss	(3,073)	(1,544)
Accumulated deficit	(493,775)	(519,558)
Total stockholders’ deficit	(76,383)	(104,487)
Total liabilities and stockholders’ deficit	$235,930	$223,905

(a)          Condensed consolidated balance sheet as of December 30, 2007 has been derived from the audited consolidated financial statements as of that date.

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended
	March 30, 2008	April 1, 2007
	(unaudited)
Sales, net	$140,358	$115,613
Cost of goods sold	38,657	33,450
Gross profit	101,701	82,163
Expenses:
Selling, general and administrative	50,464	39,185
Depreciation and amortization, relating to selling, general and administrative	2,621	940
Stock-based compensation, relating to selling, general and administrative	1,912	1,611
Operating income	46,704	40,427
Interest expense	(4,644)	(6,811)
Other income, net	707	341
Income before provision for income taxes	42,767	33,957
Provision for income taxes	16,984	13,552
Net income	$25,783	$20,405

Net income per share:
Basic	$0.28	$0.23
Diluted	$0.28	$0.22

Weighted-average shares used in per share calculations:
Basic	91,260	89,428
Diluted	93,277	92,632

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	March 30, 2008	April 1, 2007
	(unaudited)
Operating activities
Net income	$25,783	$20,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,881	940
Amortization of intangible assets	740	—
Amortization of debt issuance costs	67	63
Stock-based compensation	1,912	1,611
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(1,180)	(518)
Deferred income tax benefit	(343)	(482)
Changes in assets and liabilities:
Inventories	(9,926)	2,739
Accounts receivable	5,523	(6,962)
Income taxes	588	7,182
Prepaid expenses and other current assets	224	797
Other assets	9	(746)
Accounts payable and accrued liabilities	(4,080)	(6,875)
Other liabilities	101	(398)
Net cash provided by operating activities	21,299	17,756

Investing activities
Purchase of property and equipment	(5,532)	(3,870)
Proceeds from sale of property and equipment	1,299	—
Net cash used in investing activities	(4,233)	(3,870)

Financing activities
Repayments on First Lien Term Loans	(13,580)	(14,263)
Proceeds from issuance of common stock in public offering	—	18,995
Payment of transaction costs in connection with the public offering	—	(891)
Excess tax benefit from stock option exercises and disqualifying disposition of shares	1,180	518
Exercise of stock options	940	33
Net cash (used in) provided by financing activities	(11,460)	4,392
Effect of foreign currency exchange rate changes on cash	(61)	—
Net increase in cash and cash equivalents	5,545	18,278
Cash and cash equivalents, beginning of period	32,117	20,875
Cash and cash equivalents, end of period	$37,662	$39,153

Supplemental disclosure of cash flow information
Cash paid for interest	$4,300	$6,596
Cash paid for income taxes	$14,895	$7,858

See accompanying notes.

BARE ESCENTUALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Business

Bare Escentuals, Inc., together with its subsidiaries (“Bare Escentuals” or the “Company”), develops, markets, and sells branded cosmetics, skin care and body care products under the bareMinerals, bareVitamins, RareMinerals, i.d., and namesake Bare Escentuals brands and professional skin care products under the md formulations brand. The bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model consisting of infomercials; home shopping television on QVC; premium wholesale, including Sephora, Ulta and department stores; company-owned boutiques; spas and salons and online shopping. The Company also sells products internationally in the UK, Japan, France and Germany as well as in smaller international markets via distributors.

2.     Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 in the Company’s Form 10-K for the year ended December 30, 2007.  Except as noted below, the Company’s significant accounting policies have not changed significantly as of March 30, 2008.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 30, 2008, the condensed consolidated statements of operations for the three months ended March 30, 2008 and April 1, 2007, and the condensed consolidated statements of cash flows for the three months ended March 30, 2008 and April 1, 2007, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 30, 2008, its results of operations for the three months ended March 30, 2008 and April 1, 2007, and its cash flows for the three months ended March 30, 2008 and April 1, 2007. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 28, 2008.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 28, 2008.

Fiscal Quarter

The Company’s fiscal quarters end on the Sunday closest to March 31, June 30, September 30 and December 31. The three months ended March 30, 2008 and April 1, 2007 each contained 13 weeks.

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

Sales generated through credit card purchases for the three months ended March 30, 2008 and April 1, 2007 were approximately 45.6% and 49.0% of total net sales, respectively. The Company uses third parties to collect its credit card receivables and, as a consequence, believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its wholesale customers not paying by credit card and acquires credit insurance for certain international distributor customers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable, which are included in the wholesale segment:

	March 30, 2008	December 30, 2007
Customer A	16%	15%
Customer B	21%	17%
Customer C	32%	42%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales, which are included in the wholesale segment:

	Three months ended
	March 30, 2008	April 1, 2007
Customer A	13%	12%
Customer B	13%	15%
Customer C	16%	15%

As of March 30, 2008 and December 30, 2007, the Company had no off-balance sheet concentrations of credit risk.

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

The Company is exposed to interest rate risks primarily through borrowings under its credit facilities. Interest on all of the Company’s borrowings under its senior secured credit facilities is based upon variable interest rates. As of March 30, 2008, the Company had borrowings of $251.4 million outstanding under its senior secured credit facilities which bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of March 30, 2008, the interest rate on the First Lien Term Loan was accruing at 5.12%. Under its senior secured credit facilities, the Company is required to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under its senior secured credit facilities, unless the Company satisfies specified coverage ratio tests. For the three months ended March 30, 2008, the Company satisfied these tests.

In August 2007, the Company entered into a two-year interest rate swap transaction in respect of the Company’s senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, the Company will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S.D. LIBOR. As a result of the interest rate swap transaction, the Company has fixed the interest rate for a two-year period on $200 million of borrowings for the first year and $100 million of borrowings for the second year under its First Lien Credit Agreement. The Company’s obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of March 30, 2008 was a liability of $4,986,000, which was recorded in other liabilities in the condensed consolidated balance sheet.  In the quarter ended March 30, 2008, the Company recorded an unrealized loss on the interest rate swap of $1,468,000, net of tax, that was included in equity as a component of accumulated other comprehensive loss.

Earnings per Share

A calculation of earnings per share, as reported is as follows (in thousands, except per share data):

	Three months ended
	March 30, 2008	April 1, 2007
Numerator:
Net income	$25,783	$20,405

Denominator:
Weighted average common shares used in per share calculations — basic	91,260	89,428
Add: Common stock equivalents from exercise of stock options	2,017	3,204
Weighted-average common shares used in per share calculations — diluted	93,277	92,632
Net income per share
Basic	$0.28	$0.23
Diluted	$0.28	$0.22

For the three months ended March 30, 2008 and April 1, 2007, options to purchase 408,975 and 175,625 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive loss was $1,529,000 and zero for the three months ended March 30, 2008 and April 1, 2007, respectively.

Recent Accounting Pronouncements

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For financial assets and liabilities, the provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amends Statement 157 by delaying the effective date of Statement 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted Statement 157 on December 31, 2007 for financial assets and financial liabilities. It did not have any impact on the Company’s results of operations or financial position (Note 12).  The Company will adopt Statement 157 for nonfinancial assets and liabilities during its fiscal year ending January 3, 2010.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of Statement 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted Statement 159 on December 31, 2007. The Company did not elect the fair value option for any of its eligible financial assets or liabilities.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company adopted SAB 110 on December 31, 2007. The Company is continuing to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Statement 141-R will significantly change the accounting for future business combinations after adoption. Statement 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. Statement 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt Statement 141-R beginning in its fiscal year ending January 3, 2010, as required.  The Company is still evaluating the impact Statement 141-R may have on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  Statement 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt Statement 161 in its fiscal year ending January 3, 2010, as required.  The Company has not completed its evaluation of Statement 161 but it will not impact its financial position or results of operations as it is disclosure-only in nature.

3.              Acquisition

On April 3, 2007, the Company completed its acquisition of U.K.-based Cosmeceuticals Limited (“Cosmeceuticals”), which distributes Bare Escentuals’ bareMinerals, md formulations and MD Forte brands primarily to spas and salons and QVC U.K.  The acquired entity has been renamed Bare Escentuals UK Ltd.  The Company’s primary reason for the acquisition was to reacquire its distribution rights and to expand its market share.  The consideration for the purchase was cash of $23.1 million, comprised of $22.4 million in cash consideration and $0.7 million of transaction costs. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

During the three months ended March 30, 2008, the Company sold $1.3 million of the net tangible assets acquired to a third party for proceeds of $1.3 million.  There was no gain or loss recorded in this transaction.

4.              Inventories

Inventories consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
Raw materials and components	$2,667	$3,007
Finished goods	66,902	56,636
	$69,569	$59,643

5.              Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
Furniture and equipment	$9,783	$8,719
Computers and software	14,922	13,890
Leasehold improvements	28,341	28,291
	53,046	50,900
Accumulated depreciation and amortization	(11,250)	(9,369)
	41,796	41,531
Construction-in-progress	4,432	2,345
Property and equipment, net	$46,228	$43,876

6.              Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
Customer relationships	$8,000	$8,000
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	900	900
	13,892	13,892
Accumulated amortization	(4,724)	(3,984)
Intangible assets, net	$9,168	$9,908

7.              Other Assets

Other assets consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
Debt issuance costs, net of accumulated amortization of $405 and $338 at March 30, 2008 and December 30, 2007, respectively	$713	$780
Other assets	1,991	2,000
	$2,704	$2,780

8.              Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
Interest	$822	$971
Employee compensation and benefits	5,904	9,394
Purchase price for acquisition	—	2,526
Gift certificates and customer liabilities	2,038	2,500
Sales taxes and local business taxes	2,011	2,434
Royalties	2,184	2,146
Other	4,737	5,170
	$17,696	$25,141

9.              Revolving Lines of Credit

At March 30, 2008, $24,900,000 was available under our revolving line of credit (the “Revolver”) and $100,000 was utilized for outstanding in letters of credit. Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio and debt rating (2.25% plus LIBOR or 1.25% plus lenders’ base rate; actual rate of 5.12% at March 30, 2008 and 7.46% at December 30, 2007). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

10.       Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
First Lien Term Loan	$251,353	$264,933
Less current portion	(17,216)	(17,901)
Total long-term debt, net of current portion	$234,137	$247,032

First Lien Term Loans

The First Lien Term Loans have an original term of seven years expiring on February 18, 2012 and bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of March 30, 2008 and December 30, 2007, the interest rates on the First Lien Term Loans were accruing at 5.12% and 7.46%, respectively (without giving effect to the interest rate swap transaction).

Borrowings under the Revolver (Note 9) and the First Lien Term Loans are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates. As of March 30, 2008, the Company satisfied its financial and nonfinancial covenants

Scheduled Maturities of Long-Term Debt

At March 30, 2008, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
Remainder of the year ending December 28, 2008	$13,773
January 3, 2010	13,773
January 2, 2011	13,773
January 1, 2012	158,386
December 30, 2012	51,648
$251,353

11.  Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, office space and certain office equipment under noncancelable operating leases with various expiration dates through January 2019. Additionally, the Company subleases certain real property to third parties. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at March 30, 2008. These future payments are subject to foreign currency exchange rate risk. The future minimum annual payments and anticipated sublease income under such leases in effect at March 30, 2008, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
Remainder of the year ending December 28, 2008	$6,240	$22	$6,218
January 3, 2010	10,672	30	10,642
January 2, 2011	10,340	30	10,310
January 1, 2012	10,105	30	10,075
December 30, 2012	10,261	1	10,260
Thereafter	41,795	—	41,795
	$89,413	$113	$89,300

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $4,421,000 and $2,551,000 for the three months ended March 30, 2008 and April 1, 2007, respectively.  Total rent expense included contingent rentals of $556,000 and $531,000 for the three months ended March 30, 2008 and April 1, 2007, respectively.  Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions. As of March 30, 2008, under the terms of its corporate office lease, the Company had outstanding an irrevocable standby letter of credit of $100,000 to the lessor for the term of the lease.

Royalty Agreements

The Company is a party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the three months ended March 30, 2008 and April 1, 2007 was $150,000 and $150,000, respectively.

The Company has obtained a worldwide exclusive right to license, develop, commercialize, and distribute certain licensed ingredients to be used in products to be sold by the Company. This agreement requires the Company to make payments upon achievement of certain product milestones. In addition, this agreement requires the Company to pay a royalty of 3.5% of the net sales upon successful launch of the first product, subject to certain minimum annual royalty amounts. The Company launched commercial sales of the products containing the licensed ingredients during the year ended December 31, 2006. The minimum royalty amount is $500,000 for 2008 after which time the Company may renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the commercial launch. The Company’s expense under this agreement for the three months ended March 30, 2008 and April 1, 2007 was $310,000 and $213,000, respectively.

Contingencies

The Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company’s financial position or results of operation.

12.  Fair Value Measurements

The Company adopted Statement 157 on December 31, 2007 for financial assets and liabilities. The Company also adopted Statement 159 in which entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its eligible financial assets or liabilities under FAS 159.

SFAS No. 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•                  Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

•                  Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•                  Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

As of March 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s interest rate swap agreement and certain investments associated with the Company’s Long-Term Employee-Related Benefits Plan.  The fair value of the Company’s interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized the interest rate swap as Level 2.  The fair value of the Company’s investments associated with its Long-Term Employee-Related Benefits Plan is based primarily on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2008 subject to the disclosure requirements of Statement 157 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Other assets:
Deferred compensation	$1,443	$—	$1,443	$—

Other liabilities:
Interest rate swap	$4,986	$—	$4,986	$—
Deferred compensation	1,340	—	1,340	—
Total liabilities	$6,326	$—	$6,326	$—

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

As of March 30, 2008, the total amount of net unrecognized tax benefits was $4,728,000.  This amount includes $1,690,000 of net unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company accrues interest related to unrecognized tax benefits in its provision for income taxes.  As of March 30, 2008, the Company had approximately $463,000 of accrued interest, net of tax, related to uncertain tax positions.

Included in the balance of unrecognized tax benefits at March 30, 2008 are tax positions of $2,725,000 for which the ultimate recognition is highly certain but for which there is uncertainty about the timing of such recognition. Because of the impact of deferred income tax accounting, other than for interest and penalties, these items would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Due to the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $634,000.

The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The tax years subsequent to 2002 remain open to examination by the major taxing jurisdictions in the United States. The State of California is currently in the process of auditing the Company’s California state income tax returns for the years 2005 and 2006. We expect that the outcome of this audit will have no material impact to the amounts recorded in the financial statements.

14.  Stock-Based Employee Compensation Plans

As of March 30, 2008, the Company had reserved 9,466,930 shares of common stock for future issuance.

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

A summary of activity under the 2004 Plan is set forth below.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 30, 2007	—	4,364,136	$2.56
Exercised	—	(182,413)	5.11
Canceled	70,792	(70,792)	4.75
Rolled over to 2006 Plan	(70,792)	—	—
Balance at March 30, 2008	—	4,110,931	$2.41

At March 30, 2008, there were 599,948 total outstanding vested options under the 2004 Plan at a weighted-average exercise price of $1.95.

The total intrinsic value of options exercised under the 2004 Plan for the three months ended March 30, 2008 was $3,548,000.

2006 Equity Incentive Plan

On September 12, 2006, the Company’s stockholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. A total of 4,500,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are granted with an exercise price equal to the closing market price of the Company’s Common Stock at the date of grant. Those awards generally vest over a period of four or five years from the date of grant and have a maximum term of ten years.

A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 30, 2007	4,934,757	350,800	$29.53
Rolled over from 2004 Plan	70,792	—	—
Granted	(216,150)	216,150	23.82
Exercised	—	(350)	22.00
Canceled	23,800	(23,800)	33.11
Balance at March 30, 2008	4,813,199	542,800	$27.11

At March 30, 2008, there were 26,825 total outstanding vested options under the 2006 Plan at a weighted-average exercise price of $30.40.

The total intrinsic value of options exercised under the 2006 Plan for the three months ended March 30, 2008 was $1,900.

The total cash received from employees as a result of employee stock option exercises under all plans for the three months ended March 30, 2008 was $940,000. In connection with these exercises, the tax benefits realized by the Company for the three months ended March 30, 2008 were $1,180,000.

15.          Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities about where separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s Chief Executive Officer has been identified as the CODM as defined by Statement 131, Disclosures about Segments of an Enterprise and Related Information. The Company has determined that it operates in two business segments: Retail with sales to end users, and Wholesale with sales to resellers. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Retail segment consists of sales directly to end users through Company-owned boutiques and infomercials. The Wholesale segment consists of sales to resellers, home shopping television, specialty beauty retailers, spas and salons, and international distributors. The following table presents certain financial information for each segment. Operating income is the gross margin of the segment less direct expenses of the segment. Some direct expenses, such as media and advertising spend, do impact the performance of the other segment, but these expenses are recorded in the segment they directly relate to and are not allocated to each segment. The Corporate column includes unallocated selling, general and administrative expenses, depreciation and amortization and stock-based compensation expenses. Corporate selling, general and administrative expenses include headquarters facilities costs, distribution center costs, product development costs, corporate headcount costs and other corporate costs, including information technology, finance, accounting, legal and human resources costs.  These items, while often times related to the operations of a segment, are not considered by segment operating management and the CODM in assessing segment performance.

	Retail	Wholesale	Corporate	Total
Three Months ended March 30, 2008
Sales, net	$56,409	$83,949	$—	$140,358
Cost of goods sold	11,253	27,404	—	38,657
Gross profit	45,156	56,545	—	101,701
Operating expenses:
Selling, general and administrative	24,253	3,881	22,330	50,464
Depreciation and amortization	553	97	1,971	2,621
Stock-based compensation	—	—	1,912	1,912
Total expenses	24,806	3,978	26,213	54,997
Operating income (loss)	20,350	52,567	(26,213)	46,704
Interest expense				(4,644)
Other income, net				707
Income before provision for income taxes				42,767
Provision for income taxes				16,984
Net income				$25,783

	Retail	Wholesale	Corporate	Total
Three Months ended April 1, 2007
Sales, net	$51,408	$64,205	$—	$115,613
Cost of goods sold	10,912	22,538	—	33,450
Gross profit	40,496	41,667	—	82,163
Operating expenses:
Selling, general and administrative	22,064	3,031	14,090	39,185
Depreciation and amortization	365	15	560	940
Stock-based compensation	—	—	1,611	1,611
Total expenses	22,429	3,046	16,261	41,736
Operating income (loss)	18,067	38,621	(16,261)	40,427
Interest expense				(6,811)
Other income, net				341
Income before provision for income taxes				33,957
Provision for income taxes				13,552
Net income				$20,405

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	March 30, 2008	December 30, 2007
Retail	$20,499	$17,327
Wholesale	1,021	925
Corporate	25,256	26,201
	$46,776	$44,453

Long-lived assets allocated to the retail segment consist of fixed assets and deposits for retail stores. Long-lived assets allocated to the wholesale segment consist of fixed assets located at a wholesale customer. Long-lived assets in the corporate segment consist of fixed assets, tooling costs and deposits related to the Company’s corporate offices and distribution centers.

The Company’s long-lived assets, excluding goodwill and intangibles, by geographic area were as follows (in thousands):

	March 30, 2008	December 30, 2007
United States	$45,934	$42,191
International	842	2,262
	$46,776	$44,453

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands):

	Three months ended
	March 30, 2008	April 1, 2007
United States	$126,290	$107,265
International	14,068	8,348
Sales, net	$140,358	$115,613

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from the results discussed below and in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part II, Item 1A, “Risk Factors” below and Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2007 filed with the SEC on February 28, 2008. The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes hereto included elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Executive Overview

Founded in 1976, Bare Escentuals is one of the fastest growing prestige beauty companies in the U.S. and a leader by sales and consumer awareness in mineral-based cosmetics. We develop, market and sell branded cosmetics, skin care and body care products under our bareMinerals, bareVitamins, RareMinerals, i.d., and namesake Bare Escentuals brands, and professional skin care products under our md formulations brand.

We utilize a distinctive marketing strategy and a multi-channel distribution model consisting of infomercials; home shopping television on QVC; premium wholesale, including Sephora, Ulta and department stores; company-owned boutiques; spas and salons and online shopping. We believe that this strategy provides not only convenience to our consumers but also allows us to reach the broadest possible spectrum of consumers.

Our business is comprised of two strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

•                  Our retail segment, which is characterized by sales directly to end users, consists of our infomercials, which include sales through our websites www.bareminerals.com, and company-owned boutiques, which include sales through our websites www.bareescentuals.com and www.mdformulations.com. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue because a substantial percentage of new consumers participate in our continuity program. Our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations.

•                  Our wholesale segment, which is characterized by sales to resellers, includes premium wholesale; home shopping television; spas and salons; and international distributors. Our sales through home shopping television help us to build brand awareness, educate consumers through live product demonstrations and develop close connections with our consumers. We also sell to retailers that we believe feature our products in settings that support and reinforce our brand image and provide a premium in-store experience. Similarly, our spa and salon customers provide an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the benefits of our products. Finally, we sell our products in a number of major international markets including the UK, Japan, France and Germany as well as into other countries through a network of third-party distributors.

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

Our cost of goods sold consists of the costs associated with the sourcing of our products, including the cost of the product and associated manufacturing costs, inbound freight charges, royalties and internal transfer costs. Additionally, cost of goods sold includes postage and handling costs incurred upon shipment of merchandise. Our gross profit is dependent upon a variety of factors, including changes in the relative sales mix across our business segments, changes in the mix of products sold and fluctuations in material costs. Our gross margins differ significantly between product lines and our business segments, with sales in our retail segment generally yielding higher gross margins than our wholesale segment. These factors may cause gross profit and margins to fluctuate from quarter to quarter. We anticipate that our cost of goods sold will increase in absolute dollars as we increase our total sales but will remain generally consistent with historical periods on an annual basis as a percentage of net sales depending on the mix of sales among our distribution channels.

Selling, general and administrative expenses include infomercial production and media costs, advertising costs, rent and other store operating costs and corporate costs such as management salaries, information technology, professional fees, finance and accounting personnel, human resources personnel and other administrative functions. Selling, general, and administrative expenses also include all of our distribution center and fulfillment costs, including all warehousing costs associated with our third-party fulfillment provider and receiving and inspection costs that we do not include in cost of goods sold, which are comprised primarily of headcount-related costs at our own distribution centers and at our third-party fulfillment provider. Receiving and inspection costs and warehousing costs are excluded from our gross margins and, therefore, our gross margins may not be comparable to those of other companies that choose to include certain of these costs in cost of goods sold. We are unable to provide an estimate of these costs, but we believe these costs are not material. Fluctuations in selling, general and administrative expenses result primarily from changes in media and advertising expenditures, changes in fulfillment costs which increase proportionately with net sales, particularly infomercial sales, changes in store operating costs, which are affected by the number of stores opened in a period, and changes in corporate costs such as for headcount and infrastructure to support our operations. We anticipate that our selling, general and administrative expenses will increase in absolute dollars as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, such as increased legal and accounting costs, investor relations costs and higher insurance premiums.

Depreciation and amortization includes charges for the depreciation of property and equipment and the amortization of intangible assets. We anticipate that our depreciation and amortization expense will increase in absolute dollars as we continue to open new boutiques, invest in information systems and amortize intangible assets in connection with our  acquisition. We record our depreciation and amortization as a separate line item in our statement of operations because all of this expense relates to selling, general and administrative costs.

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

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically, we have only been subject to taxation in the United States, but as we have expanded our international operations we have become subject to foreign taxation at varying statutory rates. Therefore, our effective tax rate could fluctuate accordingly. For fiscal 2008, we anticipate that our effective tax rate will be approximately 40% of our income before provision for income taxes.

Results of Operations

The following is a discussion of our results of operations and percentage of net sales for the three months ended March 30, 2008 compared to the three months ended April 1, 2007.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 30, 2008		April 1, 2007
	(in thousands, except percentages)
Sales, net	$140,358	100.0%	$115,613	100.0%
Cost of goods sold	38,657	27.5	33,450	28.9
Gross profit	101,701	72.5	82,163	71.1
Expenses:
Selling, general and administrative	50,464	35.9	39,185	33.9
Depreciation and amortization	2,621	1.9	940	0.8
Stock-based compensation	1,912	1.4	1,611	1.4
Operating income	46,704	33.3	40,427	35.0
Interest expense	(4,644)	(3.3)	(6,811)	(5.9)
Other income, net	707	0.5	341	0.3
Income before provision for income taxes	42,767	30.5	33,957	29.4
Provision for income taxes	16,984	12.1	13,552	11.7
Net income	$25,783	18.4%	$20,405	17.7%

Net sales by business segment and distribution channel and percentage of net sales for the three months ended March 30, 2008 and April 1, 2007 are as follows:

	Three months ended
	March 30, 2008		April 1, 2007
	(in thousands, except percentages)
Retail	$30,679	21.9%	$34,274	29.7%
Infomercial	25,730	18.3	17,134	14.8
Boutiques	56,409	40.2	51,408	44.5
Total retail
Wholesale	44,974	32.0	35,580	30.8
Premium wholesale	17,877	12.7	13,694	11.8
Home shopping television	16,647	11.9	9,959	8.6
Spas and salons	4,451	3.2	4,972	4.3
International distributors	83,949	59.8	64,205	55.5
Total wholesale	$140,358	100.0%	$115,613	100.0%
Sales, net

Gross profit and gross margin by business segment for the three months ended March 30, 2008 and April 1, 2007 are as follows:

	Three months ended
	March 30, 2008		April 1, 2007
	(in thousands, except percentages)
Retail	$45,156	80.1%	$40,496	78.8%
Wholesale	56,545	67.4	41,667	64.9
Gross profit/gross margin	$101,701	72.5%	$82,163	71.1%

Three months ended March 30, 2008 compared to three months ended April 1, 2007

Sales, net

Net sales for the three months ended March 30, 2008 increased to $140.4 million from $115.6 million in the three months ended April 1, 2007, an increase of $24.7 million, or 21.4%. This increase was primarily attributable to continued growth in sales of our bareMinerals line of cosmetics, as we continued to broaden our distribution throughout our sales channels both domestically and abroad. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased 9.7% to $56.4 million in the three months ended March 30, 2008 from $51.4 million in the three months ended April 1, 2007. Net sales from boutiques increased 50.2% to $25.7 million in the three months ended March 30, 2008 from $17.1 million in the three months ended April 1, 2007, due primarily to a net increase of 20 boutiques open as of March 30, 2008 compared to April 1, 2007. As of March 30, 2008 and April 1, 2007, we had 53 and 33 open company owned boutiques, respectively. Offset against this was a decrease of 10.5% in net sales from infomercials to $30.7 million in the three months ended March 30, 2008 from $34.3 million in the three months ended April 1, 2007, due to a decline in the performance of our current infomercial compared to our prior infomercial.

Wholesale. Net wholesale sales increased 30.8% to $83.9 million in the three months ended March 30, 2008 from $64.2 million in the three months ended April 1, 2007. Net sales in our premium wholesale channel increased 26.4% to $45.0 million in the three months ended March 30, 2008 from $35.6 million in the three months ended April 1, 2007, resulting primarily from continued expansion into additional retail locations at Ulta, Sephora and department stores. Net sales to our home shopping television customer grew by 30.5% to $17.9 million in the three months ended March 30, 2008 from $13.7 million in the three months ended April 1, 2007, driven by the inclusion of home shopping television sales to the UK, Japan and Germany. Net sales to spas and salons increased 67.2% to $16.6 million in the three months ended March 30, 2008 from $10.0 million in the three months ended April 1, 2007, largely due to the continued growth in sales of our core bareMinerals cosmetics line and the inclusion of sales to spas and salons in the UK. Net sales to our international distributors decreased by 10.5% to $4.5 million in the three months ended March 30, 2008 from $5.0 million in the three months ended April 1, 2007, primarily as a result of the elimination of sales to our distributors in the UK and Japan in the current quarter.

Gross profit

Gross profit increased 23.8% to $101.7 million in the three months ended March 30, 2008 from $82.2 million in the three months ended April 1, 2007. Our retail segment gross profit increased 11.5% to $45.2 million in the three months ended March 30, 2008 from $40.5 million in the three months ended April 1, 2007, driven by growth in our boutiques sales channel. Our wholesale segment gross profit increased 35.7% to $56.5 million in the three months ended March 30, 2008 from $41.7 million in the three months ended April 1, 2007, due to increases in sales across our premium wholesale, home shopping television and spas and salons distribution channels.

Gross margin increased approximately 1.4% to 72.5% in the three months ended March 30, 2008 from 71.1% in the three months ended April 1, 2007 primarily due to increasing margins in both segments. Within the retail segment, gross margin increased to 80.1% in the three months ended March 30, 2008 from 78.8% in the three months ended April 1, 2007, primarily due to a change in channel sales mix as our boutiques channel consisted of a greater percentage of total retail segment sales relative to infomercial sales as well as a change in product mix. Within the wholesale segment, gross margin increased to 67.4% in the three months ended March 30, 2008 from 64.9% in the three months ended April 1, 2007, primarily as a result of a change in product mix and sales mix between channels and customers.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 28.8% to $50.5 million in the three months ended March 30, 2008 from $39.2 million in the three months ended April 1, 2007. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $8.2 million, including increased headcount costs, headquarters facilities costs, distribution center costs, costs associated with complying with the regulations applicable to a public company and other general corporate costs, corporate costs and infrastructure costs relating to our UK acquisition, as well as increased expenses to support sales growth, including $2.9 million in increased store operating costs, primarily as a result of the addition of 20 boutiques since the end of the first quarter of fiscal year 2007. As a percentage of net sales, selling, general and administrative expenses increased 2.0% to 35.9% from 33.9%, primarily due to corporate expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased 178.8% to $2.6 million in the three months ended March 30, 2008 from $0.9 million in the three months ended April 1, 2007. This increase was primarily attributable to higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in our corporate infrastructure as well as $0.7 million of amortization of intangible assets from our UK acquisition.

Stock-based compensation

Stock-based compensation expense increased 18.7% to $1.9 million in the three months ended March 30, 2008 from $1.6 million in the three months ended April 1, 2007. This increase resulted primarily from the granting of additional stock options.

Operating income

Operating income increased 15.5% to $46.7 million in the three months ended March 30, 2008 from $40.4 million in the three months ended April 1, 2007. This increase was largely due to increases in operating income in both our retail and wholesale segments, reflecting sales growth in both segments, partially offset by an increased operating loss in our corporate segment.

Our retail segment operating income increased 12.6% to $20.4 million in the three months ended March 30, 2008 from $18.1 million in the three months ended April 1, 2007, which was largely driven by sales growth in our boutiques sales channel. Our increased sales in the retail segment contributed to an increase in gross profit of $4.7 million which was offset by an increase in operating expenses of $2.4 million. The increase in operating expenses was largely due to increased store operating costs of $2.9 million primarily due to the opening of 20 boutiques since the end of the first quarter of fiscal year 2007.

Our wholesale segment operating income increased 36.1% to $52.6 million in the three months ended March 30, 2008 from $38.6 million in the three months ended April 1, 2007 due to increased sales across our premium wholesale, home shopping television and spas and salons sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $14.9 million which was partially offset by an increase in operating expenses of $0.9 million.

Our corporate segment operating loss increased 61.2% to $26.2 million in the three months ended March 30, 2008 from $16.3 million in the three months ended April 1, 2007. This increase was largely due to an increase in corporate segment selling, general and administrative expense of $8.2 million, an increase in depreciation and amortization of $1.4 million and stock-based compensation of $0.3 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth and additional expenses associated with being a public company.

Interest expense

Interest expense decreased 31.8% to $4.6 million in the three months ended March 30, 2008 from $6.8 million in the three months ended April 1, 2007. The decrease was attributable to decreased debt balances in the three months ended March 30, 2008, primarily associated with repayment of outstanding indebtedness.

Other income, net

Other income, net increased 107.3% to $0.7 million in the three months ended March 30, 2008 from $0.3 million in the three months ended April 1, 2007. The increase was primary attributable to foreign currency gains resulting from the net effects of currency conversion transactions related to fluctuations in the value of the U.S. dollar as compared to foreign currency as well as higher interest income resulting from larger cash balances versus the prior year.

Provision for income taxes

The provision for income taxes was $17.0 million, or 39.7% of income before provision for income taxes, in the three months ended March 30, 2008 compared to $13.6 million, or 39.9% of income before provision for income taxes, in the three months ended April 1, 2007. The increase resulted from higher income before provision for income taxes offset by a lower effective rate in the three months ended March 30, 2008 compared to the three months ended April 1, 2007. The decrease in the effective rate is mainly due to an increase in foreign income before tax, which generally is subject to lower income tax rates than income taxable in the United States.

Seasonality

Because our products are largely purchased for individual use and are consumable in nature, we are not generally subject to significant seasonal variances in sales. However, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of wholesale shipments, home shopping television appearances and other promotional events. While we believe our overall business is not currently subject to significant seasonal fluctuations, we have experienced limited seasonality in our premium wholesale and company-owned boutique channels as a result of increased demand for our products in anticipation of, and during, the holiday season. To the extent our sales to specialty beauty retailers and through our boutiques increase as a percentage of our net sales, we may experience increased seasonality.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital needs and fund ongoing capital expenditures. Through March 30, 2008, we have financed our operations through cash flows from operations, sales of common and preferred shares, borrowings under our credit facilities and issuances of senior subordinated notes.

Our operations provided us cash of $21.3 million in the three months ended March 30, 2008. At March 30, 2008, we had working capital of $99.1 million, including cash and cash equivalents of $37.7 million, compared to working capital of $84.2 million, including $32.1 million in cash and cash equivalents, as of December 30, 2007. The $5.5 million increase in cash and cash equivalents resulted from cash provided by operations of $21.3 million, as a result of net income for the three months ended March 30, 2008 of $25.8 million, partially offset by cash used in investment activities of $4.2 million and cash used in financing activities of $11.5 million. The $14.9 million increase in working capital was primarily driven by increases in cash and cash equivalents, inventories and a decrease in accrued liabilities partially offset by a decrease in accounts receivable and an increase in accounts payable.

Net cash used in investing activities was $4.2 million in the three months ended March 30, 2008, which consisted of $5.5 million primarily attributable to the opening of two company-owned boutiques and our continued investment in our corporate infrastructure, partially offset by proceeds of $1.3 million from the sale of property and equipment. Our future capital expenditures will depend on the timing and rate of expansion of our business, information technology investments, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $11.5 million in the three months ended March 30, 2008, which consisted of repayments of $13.6 million on our first-lien term loan, partially offset by an excess tax benefit of $1.2 million relating to stock option exercises.

Our revolving credit facility of $25.0 million, of which approximately $0.1 million was utilized for outstanding letters of credit as of March 30, 2008, and our first-lien term loan of $251.4 million, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody’s rating. As of March 30, 2008, interest on the first-lien term loan was accruing at 5.12% (without giving effect to the interest rate swap transaction discussed below).

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

In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, we will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S.D. LIBOR. As a result of the interest rate swap transaction, we have fixed the interest rate for a two-year period subject to market based interest rate risk on $200 million of borrowings for the first year and $100 million for the second year under its First Lien Credit Agreement. Our obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of March 30, 2008 was $5.0 million, which was recorded in other liabilities in the condensed consolidated balance sheet, with the related $5.0 million unrealized loss recorded and included in equity as a component of accumulated other comprehensive loss, net of tax.

The terms of our senior secured credit facilities, require us to comply with financial covenants, including a maximum leverage ratio covenant. We are required to maintain a maximum leverage ratio (consolidated total debt to Adjusted EBITDA) of not greater than 4.5 to 1.0. As of March 30, 2008, our leverage ratio was 1.12 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and we were in compliance with these covenants as March 30, 2008.

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

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures. As part of our business strategy, we intend to invest in making improvements to our systems. We opened eighteen boutiques in 2007 and we plan to open approximately forty new boutiques in 2008 (two of which were open as of March 30, 2008), which will require additional capital expenditures. Additionally, we also plan to continue to invest in our corporate infrastructure facilities. We will also look to acquire or invest in businesses or products complementary to our own. We anticipate that our capital expenditures in the year ending December 28, 2008 will be approximately $27.0 million. There can be no assurance that any such capital will be available on acceptable terms or at all. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, warehouses, corporate offices and certain office equipment under noncancelable operating leases with various expiration dates through January 2019. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at March 30, 2008. These future payments are subject to foreign currency exchange rate risk. As of March 30, 2008, the scheduled maturities of our long-term contractual obligations were as follows:

	Remainder of the year ending December 28, 2008	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$6.2	$31.0	$20.7	$31.4	$89.3
Principal payments on long-term debt, including the current portion	13.8	186.0	51.6	—	251.4
Interest payments on long-term debt, including the current portion(1)	11.7	32.2	0.4	—	44.3
Minimum royalties under licensing arrangements	1.3	—	—	—	1.3
Total	$33.0	$249.2	$72.7	$31.4	$386.3

(1)         For purposes of the table, interest expense is calculated after giving effect to our interest rate swap as follows: (i) during the first year of the two-year term of the swap agreement, interest expense is based on $200 million of our first-lien term loan and based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of March 30, 2008, and (ii) during the second year of the two-year term of the swap agreement, interest expense is based on $100 million of our first-lien term loan and based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of March 30, 2008 and (iii) after the two-year term of the swap agreement, interest expense on the loan is estimated for all periods based on the rate in effect as of March 30, 2008. A 1% change in interest rates on our variable rate debt, including the effect of the interest rate swap, would result in a change of $6.3 million in our total interest payments, of which $0.7 million would be in the remainder of the year ended December 28, 2008, $5.5 million would be in years 1-3 and $0.1 million would be in years 4-5.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As of March 30, 2008, we had approximately $4.7 million of total unrecognized tax benefits. Due to the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.6 million. As of March 30, 2008, the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for the fiscal year ended December 30, 2007, which was filed with the SEC on February 28, 2008. We believe that there have been no other significant changes during the three months ended March 30, 2008 to the items that we disclosed in our critical accounting policies and estimates with the exception of the adoption of Statement 157, Statement 159 and SAB 110 as noted below.

Fair Value Measurements

On December 31, 2007, we adopted SFAS No. 157, Fair Value Measurements (Note 12). Statement 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For financial assets and liabilities, the provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amends Statement 157 by delaying the effective date of Statement 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted Statement 157 on December 31, 2007 for financial assets and financial liabilities. It did not have any impact on our results of operations or financial position. We will adopt Statement 157 for nonfinancial assets and liabilities during our fiscal year ending January 3, 2010.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of Statement 159 are effective for fiscal years beginning after November 15, 2007. We adopted Statement 159 on December 31, 2007. We did not elect the fair value option for any of our eligible financial assets or liabilities.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We adopted SAB 110 on December 31, 2007. We are continuing to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Statement 141-R will significantly change the accounting for future business combinations after adoption. Statement 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. Statement 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt Statement 141-R beginning in our fiscal year ending

January 3, 2010, as required. We are still evaluating the impact Statement 141-R may have on our financial position or results of operations, when it becomes effective.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt Statement 161 in our fiscal year ending January 3, 2010, as required. The Company has not completed its evaluation of  Statement 161 but it will not impact its financial position or results of operations as it is disclosure-only in nature.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities. We have reduced our exposure to interest rate fluctuations by entering into an interest rate swap agreement covering a portion of our variable rate debt. In August 2007, we entered into a two-year interest rate swap transaction under the Company’s senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, we will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S.D. LIBOR. Our weighted average borrowings outstanding during the three months ended March 30, 2008 were $258.0 million and the annual effective interest rate for the period was 7.1%, after giving effect to the interest swap agreement. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.6 million change to our interest expense in the three months ended March 30, 2008 and $2.6 million on an annualized basis.

Foreign currency risk

Most of our sales, expenses, assets, liabilities and cash holdings are currently denominated in U.S. dollars but a portion of the net revenues we receive from sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of goods sold and other operating expenses are incurred by our foreign operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates. We do not hedge against foreign currency risks and we currently believe that our foreign currency exchange risk is immaterial.

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

ITEM 1A.   RISK FACTORS

An investment in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 30, 2007 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in this report and our Annual Report on Form 10-K as well as the other information in this report, before making an investment decision. If any of the following risks or the risks discussed in the Annual Report on Form 10-K occur, our business, financial condition, results of operations or future growth could suffer.

If we are unable to retain key executives and other personnel, particularly Leslie Blodgett, our Chief Executive Officer and primary spokesperson, and recruit additional executives and personnel, we may not be able to execute our business strategy and our growth may be hindered.

Our success largely depends on the performance of our management team and other key personnel and our ability to continue to recruit qualified senior executives and other key personnel. Our future operations could be harmed if any of our senior executives or other key personnel ceased working for us. Competition for senior management personnel is intense and there can be no assurance that we will be able to retain our personnel or attract additional qualified personnel. The loss of a member of senior management may require the remaining executive officers to divert immediate and substantial attention to fulfilling his or her duties and to seeking a replacement. We are currently recruiting for a Senior Vice President of Retail Merchandising, Head of Sales and Head of Retail positions. We may not be able to continue to attract or retain such personnel in the future. Any inability to fill vacancies in our senior executive positions on a timely basis could harm our ability to implement our business strategy, which would harm our business and results of operations.

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

Many members of our senior management team, including our Chief Marketing Officer, Chief Information Officer, Senior Vice President of Direct to Consumer, Vice President of Real Estate, General Counsel, and Vice President of Stores have been hired since April 2007. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. Our success also depends on our ability to continue to attract, manage and retain other qualified senior management members as we grow.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibits

The following documents are incorporated by reference or filed as Exhibits to this report:

Exhibit Number	Description

3.2 (1)	Amended and Restated Certificate of Incorporation.

3.4 (1)	Amended and Restated Bylaws.

10.51 (2)	Employment Offer Letter to James Taschetta dated August 23, 2007.

10.52 (2)	Amendment to Employment Offer Letter to James Taschetta dated August 28, 2007.

10.53	Master Services Agreement between Registrant and DataPak Services Corporation dated January 1, 2008.

10.54	Amended and Restated Deferred Compensation Plan.

21.1	List of Subsidiaries.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes- Oxley Act of 2002.

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

BARE ESCENTUALS, INC.
Date: May 9, 2008	By:	/s/ LESLIE A. BLODGETT
Leslie A. Blodgett
Chief Executive Officer and Director
	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick
Executive Vice President, Chief Financial Officer and Chief Operating Officer