Form 10-Q
period 2008-06-29
BARE ESCENTUALS INC
filed 2008-08-08
CIK 1295557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

At August 1, 2008, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 91,434,209.

Bare Escentuals, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 29, 2008	December 30, 2007(a)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,135	$32,117
Inventories	81,469	59,643
Accounts receivable, net of allowances of $4,535 and $7,638 at June 29, 2008 and December 30, 2007, respectively	45,266	43,369
Prepaid expenses and other current assets	9,963	9,393
Prepaid income taxes	4,826	—
Deferred tax assets, net	7,410	7,410

Total current assets	180,069	151,932
Property and equipment, net	55,361	43,876
Goodwill	15,409	15,409
Intangible assets, net	8,424	9,908
Deferred tax assets, net	438	—
Other assets	2,808	2,780

Total assets	$262,509	$223,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$17,216	$17,901
Accounts payable	29,457	22,041
Accrued liabilities	20,106	25,141
Income taxes payable	—	2,648

Total current liabilities	66,779	67,731
Long-term debt, less current portion	230,694	247,032
Other liabilities	14,090	13,629
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $0.001 par value; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 200,000 shares authorized; 91,434 and 91,159 shares issued and outstanding at June 29, 2008 and December 30, 2007, respectively	91	91
Additional paid - in capital	421,679	416,524
Accumulated other comprehensive loss	(1,741)	(1,544)
Accumulated deficit	(469,083)	(519,558)

Total stockholders’ deficit	(49,054)	(104,487)

Total liabilities and stockholders’ deficit	$262,509	$223,905

(a)	Condensed consolidated balance sheet as of December 30, 2007 has been derived from the audited consolidated financial statements as of that date.

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Six months ended
	(unaudited)		(unaudited)
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Sales, net	$138,518	$124,144	$278,876	$239,757
Cost of goods sold	39,017	37,578	77,674	71,028

Gross profit	99,501	86,566	201,202	168,729
Expenses:
Selling, general and administrative	50,691	43,536	101,155	82,721
Depreciation and amortization, relating to selling, general and administrative	2,821	1,860	5,442	2,800
Stock-based compensation, relating to selling, general and administrative	968	1,779	2,880	3,390

Operating income	45,021	39,391	91,725	79,818
Interest expense	(4,280)	(6,274)	(8,924)	(13,085)
Other income (expense), net	(40)	487	667	828

Income before provision for income taxes	40,701	33,604	83,468	67,561
Provision for income taxes	16,009	13,389	32,993	26,941

Net income	$24,692	$20,215	$50,475	$40,620

Net income per share:
Basic	$0.27	$0.22	$0.55	$0.45

Diluted	$0.26	$0.22	$0.54	$0.44

Weighted-average shares used in per share calculations:
Basic	91,377	90,021	91,319	89,725

Diluted	93,363	93,091	93,320	92,804

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	June 29, 2008	July 1, 2007
	(unaudited)
Operating activities
Net income	$50,475	$40,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,958	1,995
Amortization of intangible assets	1,484	805
Amortization of debt issuance costs	123	139
Stock-based compensation	2,880	3,390
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(2,474)	(2,286)
Deferred income tax benefit	(866)	(827)
Other	—	42
Changes in assets and liabilities:
Inventories	(21,826)	7,909
Accounts receivable	(1,897)	(2,021)
Income taxes	(6,286)	1,337
Prepaid expenses and other current assets	(570)	(981)
Other assets	(151)	(596)
Accounts payable and accrued liabilities	2,381	(2,186)
Other liabilities	680	667

Net cash provided by operating activities	27,911	48,007
Investing activities
Purchase of property and equipment	(16,744)	(12,206)
Proceeds from sale of property and equipment	1,299	—
Acquisition of business, net of cash and cash equivalents acquired	—	(18,657)

Net cash used in investing activities	(15,445)	(30,863)
Financing activities
Repayments on First Lien Term Loan	(17,023)	(39,263)
Proceeds from issuance of common stock in public offerings	—	22,645
Payment of transaction costs in connection with public offerings	—	(1,562)
Excess tax benefit from stock option exercises and disqualifying disposition of shares	2,474	2,286
Exercise of stock options	1,107	336

Net cash used in financing activities	(13,442)	(15,558)
Effect of foreign currency exchange rate changes on cash	(6)	103

Net (decrease) increase in cash and cash equivalents	(982)	1,689
Cash and cash equivalents, beginning of period	32,117	20,875

Cash and cash equivalents, end of period	$31,135	$22,564

Supplemental disclosure of cash flow information
Cash paid for interest	$7,469	$13,133

Cash paid for income taxes	$38,273	$28,903

See accompanying notes.

BARE ESCENTUALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Business

Bare Escentuals, Inc., together with its subsidiaries (“Bare Escentuals” or the “Company”), develops, markets, and sells branded cosmetics and skin care products under the bareMinerals, bareVitamins, RareMinerals, i.d., and namesake Bare Escentuals brands and professional skin care products under the md formulations brand. The bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model consisting of infomercials; home shopping television on QVC; premium wholesale, including Sephora, Ulta and department stores; company-owned boutiques; spas and salons and online shopping. The Company also sells products internationally in the UK, Japan, France and Germany as well as in smaller international markets via distributors.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 in the Company’s Form 10-K for the year ended December 30, 2007. Except as noted below, the Company’s significant accounting policies have not changed significantly as of June 29, 2008.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 29, 2008, the condensed consolidated statements of operations for the three and six months ended June 29, 2008 and July 1, 2007, and the condensed consolidated statements of cash flows for the six months ended June 29, 2008 and July 1, 2007, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 29, 2008, its results of operations for the three and six months ended June 29, 2008 and July 1, 2007, and its cash flows for the six months ended June 29, 2008 and July 1, 2007. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 28, 2008.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 28, 2008.

Fiscal Quarter

The Company’s fiscal quarters end on the Sunday closest to March 31, June 30, September 30 and December 31. The three months ended June 29, 2008 and July 1, 2007 each contained 13 weeks. The six months ended June 29, 2008 and July 1, 2007 each contained 26 weeks.

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

Sales generated through credit card purchases were approximately 43.2% and 44.4% of total net sales for the three and six months ended June 29, 2008, respectively, and approximately 49.2% and 49.7% of total net sales for the three and six months ended July 1, 2007, respectively. The Company uses third parties to collect its credit card receivables and, as a consequence, believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its wholesale customers not paying by credit card. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable, which are included in the wholesale segment:

	June 29, 2008	July 1, 2007
Customer A	22%	25%
Customer B	17%	16%
Customer C	31%	31%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales, which are included in the wholesale segment:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Customer A	17%	12%	15%	12%
Customer B	11%	15%	12%	14%
Customer C	13%	15%	14%	15%

As of June 29, 2008 and December 30, 2007, the Company had no off-balance sheet concentrations of credit risk.

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

The Company is exposed to interest rate risks primarily through borrowings under its credit facilities. Interest on all of the Company’s borrowings under its senior secured credit facilities is based upon variable interest rates. As of June 29, 2008, the Company had borrowings of $247.9 million outstanding under its senior secured credit facilities which bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of June 29, 2008, the interest rate on the First Lien Term Loan was accruing at 4.73%. Under its senior secured credit facilities, the Company is required to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under its senior secured credit facilities, unless the Company satisfies specified coverage ratio tests. For the six months ended June 29, 2008, the Company satisfied these tests.

In August 2007, the Company entered into a two-year interest rate swap transaction in respect of the Company’s senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, the Company will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, the Company has fixed the interest rate for a two-year period on $200 million of borrowings for the first year and $100 million of borrowings for the second year under its First Lien Credit Agreement. The Company’s obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of June 29, 2008 was a liability of $2,859,000, which was recorded in other liabilities in the condensed consolidated balance sheet. In the three and six months ended June 29, 2008, the Company recorded an unrealized gain on the interest rate swap of $1,277,000 and an unrealized loss on the interest rate swap of $191,000 respectively, net of tax, that was included in equity as a component of accumulated other comprehensive loss.

Earnings per Share

A calculation of earnings per share, as reported is as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator:
Net income	$24,692	$20,215	$50,475	$40,620

Denominator:
Weighted average common shares used in per share calculations — basic	91,377	90,021	91,319	89,725
Add: Common stock equivalents from exercise of stock options	1,986	3,070	2,001	3,079

Weighted-average common shares used in per share calculations — diluted	93,363	93,091	93,320	92,804

Net income per share
Basic	$0.27	$0.22	$0.55	$0.45

Diluted	$0.26	$0.22	$0.54	$0.44

For the three and six months ended June 29, 2008, options to purchase 582,900 and 495,938 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. For the three and six months ended July 1, 2007, options to purchase 56,000 and 116,000 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income was $1,332,000 for the three months ended June 29, 2008 and was a loss of $197,000 for the six months ended June 29, 2008, respectively. Other comprehensive income was $103,000 for the three and six months ended July 1, 2007.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Statement 141-R will significantly change the accounting for future business combinations after adoption. Statement 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. Statement 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt Statement 141-R beginning in its fiscal year ending January 3, 2010, as required. The Company is currently in the process of determining the impact, if any, of adopting the provisions of Statement 141-R but it is not expected to have a material impact on the Company’s financial position or results of operations.

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

During the six months ended June 29, 2008, the Company sold $1.3 million of the net tangible assets acquired to a third party for proceeds of $1.3 million. There was no gain or loss recorded in this transaction.

4.	Inventories

Inventories consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
Work in process	$14,716	$6,013
Finished goods	66,753	53,630

	$81,469	$59,643

5.	Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
Furniture and equipment	$12,299	$8,719
Computers and software	15,287	13,890
Leasehold improvements	35,071	28,291

	62,657	50,900
Accumulated depreciation and amortization	(13,327)	(9,369)

	49,330	41,531
Construction-in-progress	6,031	2,345

Property and equipment, net	$55,361	$43,876

6.	Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
Customer relationships	$8,000	$8,000
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	900	900

	13,892	13,892
Accumulated amortization	(5,468)	(3,984)

Intangible assets, net	$8,424	$9,908

7.	Other Assets

Other assets consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
Debt issuance costs, net of accumulated amortization of $461 and $338 at June 29, 2008 and December 30, 2007, respectively	$657	$780
Other assets	2,151	2,000

	$2,808	$2,780

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
Interest	$729	$971
Employee compensation and benefits	8,189	9,394
Purchase price for acquisition	—	2,526
Gift certificates and customer liabilities	1,948	2,500
Sales taxes and local business taxes	1,655	2,434
Royalties	2,227	2,146
Other	5,358	5,170

	$20,106	$25,141

9.	Revolving Lines of Credit

At June 29, 2008, $24,900,000 was available under our revolving line of credit (the “Revolver”) and $100,000 was outstanding in letters of credit. Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio and debt rating (2.25% plus LIBOR or 1.25% plus lenders’ base rate; actual rate of 4.73% at June 29, 2008 and 7.46% at December 30, 2007). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

10.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
First Lien Term Loan	$247,910	$264,933
Less current portion	(17,216)	(17,901)

Total long-term debt, net of current portion	$230,694	$247,032

First Lien Term Loan

The First Lien Term Loan has an original term of seven years expiring on February 18, 2012 and bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of June 29, 2008 and December 30, 2007, the interest rate on the First Lien Term Loan was accruing at 4.73% and 7.46%, respectively (without giving effect to the interest rate swap transaction).

Borrowings under the Revolver (Note 9) and the First Lien Term Loan are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates. As of June 29, 2008, the Company was in compliance with its financial and nonfinancial covenants.

Scheduled Maturities of Long-Term Debt

At June 29, 2008, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
Remainder of the year ending December 28, 2008	$10,330
January 3, 2010	13,773
January 2, 2011	13,773
January 1, 2012	158,386
December 30, 2012	51,648

$247,910

11.	Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, office space and certain office equipment under noncancelable operating leases with various expiration dates through January 2019. Additionally, the Company subleases certain real property to third parties. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at June 29, 2008. These future payments are subject to foreign currency exchange rate risk. The future minimum annual payments and anticipated sublease income under such leases in effect at June 29, 2008 were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
Remainder of the year ending December 28, 2008	$4,698	$15	$4,683
January 3, 2010	12,794	30	12,764
January 2, 2011	12,757	30	12,727
January 1, 2012	12,589	30	12,559
December 30, 2012	12,814	1	12,813
Thereafter	58,985	—	58,985

	$114,637	$106	$114,531

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $4,982,000 and $9,403,000 for the three and six months ended June 29, 2008, respectively, and $4,209,000 and $6,760,000 for the three and six months ended July 1, 2007, respectively. Total rent expense included contingent rentals of $384,000 and $940,000 for the three and six months ended June 29, 2008, respectively, and $563,000 and $1,094,000 for the three and six months ended July 1, 2007, respectively. Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions. As of June 29, 2008, under the terms of its corporate office lease, the Company had outstanding an irrevocable standby letter of credit of $100,000 to the lessor for the term of the lease.

Royalty Agreements

The Company is a party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the three and six months ended June 29, 2008 was $150,000 and $300,000, respectively, and $150,000 and $300,000 for the three and six months ended July 1, 2007.

The Company has obtained a worldwide exclusive right to license, develop, commercialize, and distribute certain licensed ingredients to be used in products to be sold by the Company. This agreement requires the Company to make payments upon achievement of certain product milestones. In addition, this agreement requires the Company to pay a royalty of 3.5% of the net sales upon successful launch of the first product, subject to certain minimum annual royalty amounts. The

Company launched commercial sales of the products containing the licensed ingredients during the year ended December 31, 2006. The minimum royalty amount is $500,000 for 2008 after which time the Company may renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the commercial launch. The Company’s expense under this agreement for the three and six months ended June 29, 2008 was $259,000 and $569,000, respectively, and $213,000 and $426,000 for the three and six months ended July 1, 2007, respectively.

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

As of June 29, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap agreement and certain investments associated with the Company’s Long-Term Employee-Related Benefits Plan. The fair value of the Company’s interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The fair value of the Company’s investments associated with its Long-Term Employee-Related Benefits Plan is based primarily on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2008 subject to the disclosure requirements of Statement 157 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Other assets:
Deferred compensation	$1,605	$—	$1,605	$—

Other liabilities:
Interest rate swap	$2,859	$—	$2,859	$—
Deferred compensation	1,413	—	1,413	—

Total liabilities	$4,272	$—	$4,272	$—

13.	Income Taxes

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

As of June 29, 2008, the total amount of net unrecognized tax benefits was $4,728,000. This amount includes $1,690,000 of net unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company accrues interest related to unrecognized tax benefits in its provision for income taxes. As of June 29, 2008, the Company had approximately $491,000 of accrued interest, net of tax, related to uncertain tax positions.

The Company anticipates that it is reasonably possible that the gross amount of unrecognized tax benefits balance may change by a range of zero to $1,600,000 in the next twelve months as a result of the settlement of certain tax audits and expiration of applicable statutes of limitation in certain jurisdictions

The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The tax years subsequent to 2002 remain open to examination by the major taxing jurisdictions in the United States. The State of California is currently in the process of auditing the Company’s California state income tax returns for the years 2005 and 2006. We expect that the outcome of this audit will have no material impact to the amounts recorded in the financial statements.

14.	Stock-Based Employee Compensation Plans

As of June 29, 2008, the Company had reserved 9,374,024 shares of common stock for future issuance.

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

A summary of activity under the 2004 Plan is set forth below.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 30, 2007	—	4,364,136	$2.56
Exercised	—	(275,319)	3.99
Canceled	79,192	(79,192)	5.18
Rolled over to 2006 Plan	(79,192)	—	—

Balance at June 29, 2008	—	4,009,625	$2.41

At June 29, 2008, there were 655,416 total outstanding vested options under the 2004 Plan at a weighted-average exercise price of $2.06.

The total intrinsic value of options exercised under the 2004 Plan for the six months ended June 29, 2008 was $5,260,000.

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

A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 30, 2007	4,934,757	350,800	$29.53
Rolled over from 2004 Plan	79,192	—	—
Granted	(380,525)	380,525	22.57
Exercised	—	(350)	22.00
Canceled	37,150	(37,150)	30.98

Balance at June 29, 2008	4,670,574	693,825	$25.64

At June 29, 2008, there were 41,113 total outstanding vested options under the 2006 Plan at a weighted-average exercise price of $32.63.

The total intrinsic value of options exercised under the 2006 Plan for the six months ended June 29, 2008 was $1,900.

The total cash received from employees as a result of employee stock option exercises under all plans for the six months ended June 29, 2008 was $1,107,000. In connection with these exercises, the tax benefits realized by the Company for the six months ended June 29, 2008 were $2,474,000.

15.	Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s Chief Executive Officer has been identified as the CODM as defined by Statement 131, Disclosures about Segments of an Enterprise and Related Information. The Company has determined that it operates in two business segments: Retail with sales to end users, and Wholesale with sales to resellers. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Retail segment consists of sales directly to end users through Company-owned boutiques and infomercials. The Wholesale segment consists of sales to resellers, home shopping television, specialty beauty retailers, spas and salons, and international distributors. The following table presents certain financial information for each segment. Operating income is the gross margin of the segment less direct expenses of the segment. Some direct expenses, such as media and advertising spend, do impact the performance of the other segment, but these expenses are recorded in the segment they directly relate to and are not allocated to each segment. The Corporate column includes unallocated selling, general and administrative expenses, depreciation and amortization and stock-based compensation expenses. Corporate selling, general and administrative expenses include headquarters facilities costs, distribution center costs, product development costs, corporate headcount costs and other corporate costs, including information technology, finance, accounting, legal and human resources costs. These items, while often times related to the operations of a segment, are not considered by segment operating management and the CODM in assessing segment performance.

	Retail	Wholesale	Corporate	Total
Three Months ended June 29, 2008
Sales, net	$51,967	$86,551	$—	$138,518
Cost of goods sold	10,437	28,580	—	39,017

Gross profit	41,530	57,971	—	99,501
Operating expenses:
Selling, general and administrative	24,471	5,451	20,769	50,691
Depreciation and amortization	654	129	2,038	2,821
Stock-based compensation	—	—	968	968

Total expenses	25,125	5,580	23,775	54,480

Operating income (loss)	16,405	52,391	(23,775)	45,021
Interest expense				(4,280)
Other expense, net				(40)

Income before provision for income taxes				40,701
Provision for income taxes				16,009

Net income				$24,692

	Retail	Wholesale	Corporate	Total
Three Months ended July 1, 2007
Sales, net	$50,979	$73,165	$—	$124,144
Cost of goods sold	10,642	26,936	—	37,578

Gross profit	40,337	46,229	—	86,566
Operating expenses:
Selling, general and administrative	22,969	3,807	16,760	43,536
Depreciation and amortization	309	21	1,530	1,860
Stock-based compensation	—	—	1,779	1,779

Total expenses	23,278	3,828	20,069	47,175

Operating income (loss)	17,059	42,401	(20,069)	39,391
Interest expense				(6,274)
Other income, net				487

Income before provision for income taxes				33,604
Provision for income taxes				13,389

Net income				$20,215

	Retail	Wholesale	Corporate	Total
Six Months ended June 29, 2008
Sales, net	$108,376	$170,500	$—	$278,876
Cost of goods sold	21,690	55,984	—	77,674

Gross profit	86,686	114,516	—	201,202
Operating expenses:
Selling, general and administrative	48,724	9,332	43,099	101,155
Depreciation and amortization	1,207	226	4,009	5,442
Stock-based compensation	—	—	2,880	2,880

Total expenses	49,931	9,558	49,988	109,477

Operating income (loss)	36,755	104,958	(49,988)	91,725
Interest expense				(8,924)
Other income, net				667

Income before provision for income taxes				83,468
Provision for income taxes				32,993

Net income				$50,475

	Retail	Wholesale	Corporate	Total
Six Months ended July 1, 2007
Sales, net	$102,387	$137,370	$—	$239,757
Cost of goods sold	21,554	49,474	—	71,028

Gross profit	80,833	87,896	—	168,729
Operating expenses:
Selling, general and administrative	45,033	6,838	30,850	82,721
Depreciation and amortization	674	36	2,090	2,800
Stock-based compensation	—	—	3,390	3,390

Total expenses	45,707	6,874	36,330	88,911

Operating income (loss)	35,126	81,022	(36,330)	79,818
Interest expense				(13,085)
Other income, net				828

Income before provision for income taxes				67,561
Provision for income taxes				26,941

Net income				$40,620

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	June 29, 2008	December 30, 2007
Retail	$27,564	$17,327
Wholesale	1,441	925
Corporate	26,940	26,201

	$55,945	$44,453

Long-lived assets allocated to the retail segment consist of fixed assets and deposits for retail stores. Long-lived assets allocated to the wholesale segment consist of fixed assets located at a wholesale customer. Long-lived assets in the corporate segment consist of fixed assets, tooling costs and deposits related to the Company’s corporate offices and distribution centers.

The Company’s long-lived assets, excluding goodwill and intangibles, by geographic area were as follows (in thousands):

	June 29, 2008	December 30, 2007
United States	$54,737	$42,191
International	1,208	2,262

	$55,945	$44,453

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
United States	$122,528	$114,335	$248,818	$221,600
International	15,990	9,809	30,058	18,157

Sales, net	$138,518	$124,144	$278,876	$239,757

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Founded in 1976, Bare Escentuals is one of the fastest growing prestige beauty companies in the U.S. and a leader by sales and consumer awareness in mineral-based cosmetics. We develop, market and sell branded cosmetics and skin care products under our bareMinerals, bareVitamins, RareMinerals, i.d., and namesake Bare Escentuals brands, and professional skin care products under our md formulations brand.

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

Our business is comprised of two strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

•

Our retail segment, which is characterized by sales directly to end users, consists of our infomercials, which include sales through our websites www.bareminerals.com, and company-owned boutiques, which include sales through our websites www.bareescentuals.com and www.mdformulations.com. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue because a substantial percentage of new infomercial consumers participate in our continuity program. Our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations.

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

Selling, general and administrative expenses include infomercial production and media costs, advertising costs, rent and other boutique operating costs and corporate costs such as management salaries, information technology, professional fees, finance and accounting personnel, human resources personnel and other administrative functions. Selling, general, and administrative expenses also include all of our distribution center and fulfillment costs, including all warehousing costs associated with the third-party fulfillment provider and receiving and inspection costs that we do not include in cost of goods sold, which are comprised primarily of headcount-related costs at our own distribution centers and at our third-party fulfillment provider. Receiving and inspection costs and warehousing costs are excluded from our gross margins and, therefore, our gross margins may not be comparable to those of other companies that choose to include certain of these costs in cost of goods sold. We are unable to provide an estimate of these costs, but we believe these costs are not material. Fluctuations in selling, general and administrative expenses result primarily from changes in media and advertising expenditures, changes in fulfillment costs which increase proportionately with net sales, particularly infomercial sales, changes in boutique operating costs, which are affected by the number of stores opened in a period, and changes in corporate costs such as for headcount and infrastructure to support our operations. We anticipate that our selling, general and administrative expenses will increase in absolute dollars as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, such as increased legal and accounting costs, investor relations costs and higher insurance premiums.

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

Stock-based compensation includes charges incurred in recognition of compensation expense associated with grants of stock options, restricted stock and stock purchases. We record our stock-based compensation on a separate operating expense line item in our statement of operations due to the fact that, to date, all of our stock-based awards have been made to employees whose salaries are classified as selling, general and administrative costs. We anticipate that our stock-based compensation expense will increase in absolute dollars as we continue to grant additional options and restricted stock in the future.

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

Results of Operations

The following is a discussion of our results of operations and percentage of net sales for the three months ended June 29, 2008 compared to the three months ended July 1, 2007 and for the six months ended June 29, 2008 compared to the six months ended July 1, 2007.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended				Six months ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
	(in thousands, except percentages)
Sales, net	$138,518	100%	$124,144	100%	$278,876	100.0%	$239,757	100.0%
Cost of goods sold	39,017	28.2	37,578	30.3	77,674	27.9	71,028	29.6

Gross profit	99,501	71.8	86,566	69.7	201,202	72.1	168,729	70.4
Expenses:
Selling, general and administrative	50,691	36.6	43,536	35.1	101,155	36.3	82,721	34.5
Depreciation and amortization	2,821	2.0	1,860	1.5	5,442	1.9	2,800	1.2
Stock-based compensation	968	0.7	1,779	1.4	2,880	1.0	3,390	1.4

Operating income	45,021	32.5	39,391	31.7	91,725	32.9	79,818	33.3
Interest expense	(4,280)	(3.1)	(6,274)	(5.0)	(8,924)	(3.2)	(13,085)	(5.5)
Other income (expense), net	(40)	0.0	487	0.4	667	0.2	828	0.3

Income before provision for income taxes	40,701	29.4	33,604	27.1	83,468	29.9	67,561	28.1
Provision for income taxes	16,009	11.6	13,389	10.8	32,993	11.8	26,941	11.2

Net income	$24,692	17.8%	$20,215	16.3%	$50,475	18.1%	$40,620	16.9%

Net sales by business segment and distribution channel and percentage of net sales for the three and six months ended June 29, 2008 and the three and six months ended July 1, 2007 are as follows:

	Three Months Ended				Six Months Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
	(in thousands, except percentages)
Retail
Infomercial	$24,688	17.8%	$31,583	25.4%	$55,367	19.9%	$65,857	27.5%
Boutiques	27,279	19.7	19,396	15.6	53,009	19.0	36,530	15.2

Total retail	51,967	37.5	50,979	41.0	108,376	38.9	102,387	42.7
Wholesale
Premium wholesale	40,080	28.9	37,599	30.3	85,054	30.5	73,179	30.5
Home shopping television	24,052	17.4	16,270	13.1	41,929	15.0	29,964	12.5
Spas and salons	16,575	12.0	14,099	11.4	33,222	11.9	24,058	10.0
International	5,844	4.2	5,197	4.2	10,295	3.7	10,169	4.3

Total wholesale	86,551	62.5	73,165	59.0	170,500	61.1	137,370	57.3

Sales, net	$138,518	100.0%	$124,144	100.0%	$278,876	100.0%	$239,757	100.0%

Gross profit and gross margin by business segment for the three and six months ended June 29, 2008 and the three and six months ended July 1, 2007 are as follows:

	Three Months Ended				Six Months Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
	(in thousands, except percentages)
Retail	$41,530	79.9%	$40,337	79.1%	$86,686	80.0%	$80,833	78.9%
Wholesale	57,971	67.0	46,229	63.2	114,516	67.2	87,896	64.0

Gross profit/gross margin	$99,501	71.8%	$86,566	69.7%	$201,202	72.1%	$168,729	70.4%

Three months ended June 29, 2008 compared to three months ended July 1, 2007

Sales, net

Net sales for the three months ended June 29, 2008 increased to $138.5 million from $124.1 million in the three months ended July 1, 2007, an increase of $14.4 million, or 11.6%. This increase was primarily attributable to continued growth in sales of our bareMinerals line of cosmetics, as we continued to broaden our distribution across our sales channels both domestically and abroad. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased 1.9% to $52.0 million in the three months ended June 29, 2008 from $51.0 million in the three months ended July 1, 2007. Net sales from boutiques increased 40.6% to $27.3 million in the three months ended June 29, 2008 from $19.4 million in the three months ended July 1, 2007, due primarily to a net increase of 31 boutiques open as of June 29, 2008 compared to July 1, 2007. As of June 29, 2008 and July 1, 2007, we had 70 and 39 open company-owned boutiques, respectively. Offset against this was a decrease of 21.8% in net sales from infomercials to $24.7 million in the three months ended June 29, 2008 from $31.6 million in the three months ended July 1, 2007, due primarily to a decline in the performance of our infomercial.

Wholesale. Net wholesale sales increased 18.3% to $86.6 million in the three months ended June 29, 2008 from $73.2 million in the three months ended July 1, 2007. Net sales in our premium wholesale channel increased 6.6% to $40.1 million in the three months ended June 29, 2008 from $37.6 million in the three months ended July 1, 2007, resulting primarily from continued expansion into additional retail locations at Ulta, Sephora and selected department stores. Net sales to our home shopping television customer grew by 47.8% to $24.1 million in the three months ended June 29, 2008 from $16.3 million in the three months ended July 1, 2007, driven by growth in our domestic QVC business as well as the inclusion of home shopping television sales in certain international markets. Net sales to spas and salons increased 17.6% to $16.6 million in the three months ended June 29, 2008 from $14.1 million in the three months ended July 1, 2007, largely due to the growth in cosmetics sales to our domestic spa accounts. Net sales to our international distributors increased by 12.4% to $5.8 million in the three months ended June 29, 2008 from $5.2 million in the three months ended July 1, 2007.

Gross profit

Gross profit increased $12.9 million, or 14.9%, to $99.5 million in the three months ended June 29, 2008 from $86.6 million in the three months ended July 1, 2007. Our retail segment gross profit increased 3.0% to $41.5 million in the three months ended June 29, 2008 from $40.3 million in the three months ended July 1, 2007, driven by growth in our boutiques sales channel, offset by a decrease in infomercial net sales. Our wholesale segment gross profit increased 25.4% to $58.0 million in the three months ended June 29, 2008 from $46.2 million in the three months ended July 1, 2007, due to increases in sales across wholesale distribution channels.

Gross margin increased approximately 210 basis points to 71.8% in the three months ended June 29, 2008 from 69.7% in the three months ended July 1, 2007 primarily due to increasing margins in both segments. Within the retail segment, gross margin increased to 79.9% in the three months ended June 29, 2008 from 79.1% in the three months ended July 1, 2007, primarily due to a greater percentage of total retail segment sales derived from our boutiques sales channel which generally carries a higher margin sales mix relative to infomercial sales. Within the wholesale segment, gross margin increased to 67.0% in the three months ended June 29, 2008 from 63.2% in the three months ended July 1, 2007, primarily as a result of a change in product mix towards higher-margin non-kit products.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.2 million, or 16.4%, to $50.7 million in the three months ended June 29, 2008 from $43.5 million in the three months ended July 1, 2007. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $4.0 million, including increased headcount costs, headquarters facilities costs, distribution center costs, other general corporate costs, as well as increased expenses to support sales growth, including $3.8 million in increased boutique operating costs, resulting from the addition of 31 boutiques since the end of the second quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased 1.5% to 36.6% from 35.1%, primarily due to the additional boutique operating costs.

Depreciation and amortization

Depreciation and amortization expenses increased $1.0 million, or 51.7%, to $2.8 million in the three months ended June 29, 2008 from $1.9 million in the three months ended July 1, 2007. This increase was primarily attributable to higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense decreased $0.8 million, or 45.6%, to $1.0 million in the three months ended June 29, 2008 from $1.8 million in the three months ended July 1, 2007. This decrease resulted primarily from the effect of actual forfeitures.

Operating income

Operating income increased $5.6 million, or 14.3%, to $45.0 million in the three months ended June 29, 2008 from $39.4 million in the three months ended July 1, 2007. This increase was primarily due to an increase in operating income in our wholesale segment, reflecting continued sales growth across wholesale sales channels, partially offset by increased selling, general and administrative costs included in the corporate segment as previously mentioned, and to a lesser extent the effect of boutique operating costs in our retail segment.

Our retail segment operating income decreased $0.7 million, or 3.8%, to $16.4 million in the three months ended June 29, 2008 from $17.1 million in the three months ended July 1, 2007, which was largely driven by lower sales in our infomercial sales channel. Overall increased sales in the retail segment contributed to an increase in gross profit of $1.2 million which was offset by an increase in operating expenses of $1.8 million. The increase in operating expenses was primarily due to increased store operating costs of $3.8 million resulting from the opening of 31 boutiques since the end of the second quarter of fiscal 2007.

Our wholesale segment operating income increased $10.0 million, or 23.6%, to $52.4 million in the three months ended June 29, 2008 from $42.4 million in the three months ended July 1, 2007 due to increased sales across wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $11.7 million which was partially offset by an increase in operating expenses of $1.8 million.

Our corporate segment operating loss increased $3.7 million, or 18.5%, to $23.8 million in the three months ended June 29, 2008 from $20.1 million in the three months ended July 1, 2007. This increase was primarily due to an increase in corporate segment selling, general and administrative expense of $4.0 million, an increase in depreciation and amortization of $0.5 million offset by a decrease in stock-based compensation of $0.8 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth as previously mentioned.

Interest expense

Interest expense decreased $2.0 million, or 31.8%, to $4.3 million in the three months ended June 29, 2008 from $6.3 million in the three months ended July 1, 2007. The decrease was attributable to lower debt balances during the three months ended June 29, 2008 associated with repayment of outstanding indebtedness.

Other income (expense), net

Other income (expense), net decreased $0.5 million to a net expense of $0.04 million in the three months ended June 29, 2008 from net other income of $0.5 million in the three months ended July 1, 2007. The decrease was primary attributable to foreign currency losses resulting from fluctuations in the value of the U.S. dollar as compared to certain foreign currencies as well as lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior year.

Provision for income taxes

The provision for income taxes was $16.0 million, or 39.3% of income before provision for income taxes, in the three months ended June 29, 2008 compared to $13.4 million, or 39.8% of income before provision for income taxes, in the three months ended July 1, 2007. The increase of income tax provision is principally resulted from higher pretax income in the three months ended June 29, 2008 compared to the three months ended July 1, 2007. The decrease in the effective rate is mainly due to an increase in foreign income before tax, which generally is subject to lower income tax rates than income taxable in the United States.

Six months ended June 29, 2008 compared to six months ended July 1, 2007

Sales, net

Net sales for the six months ended June 29, 2008 increased to $278.9 million from $239.8 million in the six months ended July 1, 2007, an increase of $39.1 million, or 16.3%. This increase was primarily attributable to continued growth in sales of our bareMinerals line of cosmetics, as we continued to broaden our distribution across our sales channels both domestically and abroad. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased $6.0 million, or 5.8%, to $108.4 million in the six months ended June 29, 2008 from $102.4 million in the six months ended July 1, 2007. Net sales from boutiques increased 45.1% to $53.0 million in the six months ended June 29, 2008 from $36.5 million in the six months ended July 1, 2007, due primarily to a net increase of 31 boutiques open as of June 29, 2008 compared to July 1, 2007. As of June 29, 2008 and July 1, 2007, we had 70 and 39 open company-owned boutiques, respectively. Offset against this was a decrease of 15.9% in net sales from infomercials to $55.4 million in the six months ended June 29, 2008 from $65.9 million in the six months ended July 1, 2007, due primarily to a decline in the performance of our infomercial.

Wholesale. Net wholesale sales increased $33.1 million, or 24.1%, to $170.5 million in the six months ended June 29, 2008 from $137.4 million in the six months ended July 1, 2007. Net sales in our premium wholesale channel increased 16.2% to $85.1 million in the six months ended June 29, 2008 from $73.2 million in the six months ended July 1, 2007, resulting primarily from continued expansion into additional retail locations at Ulta, Sephora and selected department stores. Net sales to our home shopping television customer grew by 39.9% to $41.9 million in the six months ended June 29, 2008 from $30.0 million in the six months ended July 1, 2007, driven by growth in our domestic QVC business as well as the inclusion of home shopping television sales in certain international markets. Net sales to spas and salons increased 38.1% to $33.2 million in the six months ended June 29, 2008 from $24.1 million in the six months ended July 1, 2007, largely due to the growth in cosmetics sales to our domestic spa accounts as well as the inclusion of spas and salons in the UK. Net sales to our international distributors increased by 1.2% to $10.3 million in the six months ended June 29, 2008 from $10.2 million in the six months ended July 1, 2007.

Gross profit

Gross profit increased $32.5 million, or 19.2%, to $201.2 million in the six months ended June 29, 2008 from $168.7 million in the six months ended July 1, 2007. Our retail segment gross profit increased 7.2% to $86.7 million in the six months ended June 29, 2008 from $80.8 million in the six months ended July 1, 2007, driven by growth in our boutiques sales channel, offset by a decrease in infomercial net sales. Our wholesale segment gross profit increased 30.3% to $114.5 million in the six months ended June 29, 2008 from $87.9 million in the six months ended July 1, 2007, due to increases in sales across wholesale distribution channels.

Gross margin increased 170 basis points to 72.1% in the six months ended June 29, 2008 from 70.4% in the six months ended July 1, 2007 primarily due to increasing margins in both segments. Within the retail segment, gross margin increased to 80.0% in the six months ended June 29, 2008 from 78.9% in the six months ended July 1, 2007, primarily due to a greater percentage of total retail segment sales derived from our boutiques channel which generally carries a higher margin sales mix relative to infomercial sales. Within the wholesale segment, gross margin increased to 67.2% in the six months ended June 29, 2008 from 64.0% in the six months ended July 1, 2007, primarily as a result of a change in product mix towards higher margin non-kit products and sales mix between channels and customers.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $18.4 million, or 22.3%, to $101.2 million in the six months ended June 29, 2008 from $82.7 million in the six months ended July 1, 2007. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $12.2 million, including increased headcount costs, headquarters facilities costs, distribution center costs, corporate costs and infrastructure costs relating to our UK acquisition, as well as increased expenses to support sales growth, including $6.7 million in increased boutique operating costs, primarily as a result of the addition of 31 boutiques since the end of the second quarter of fiscal year 2007. As a percentage of net sales, selling, general and administrative expenses increased 1.8% to 36.3% from 34.5%, primarily due to the additional boutique operating costs.

Depreciation and amortization

Depreciation and amortization expenses increased $2.6 million, or 94.4%, to $5.4 million in the six months ended June 29, 2008 from $2.8 million in the six months ended July 1, 2007. This increase was primarily attributable to higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in our corporate infrastructure as well as an additional $0.7 million of amortization of intangible assets from our UK acquisition in the second quarter of 2007.

Stock-based compensation

Stock-based compensation expense decreased $0.5 million, or 15.0%, to $2.9 million in the six months ended June 29, 2008 from $3.4 million in the six months ended July 1, 2007. This decrease resulted primarily from the effect of actual forfeitures.

Operating income

Operating income increased $11.9 million, or 14.9%, to $91.7 million in the six months ended June 29, 2008 from $79.8 million in the six months ended July 1, 2007. This increase was primarily due to increases in operating income in both our retail and wholesale segments, reflecting continued sales growth in both segments, partially offset by increased selling, general and administrative costs included in the corporate segment as previously mentioned, and to a lesser extent the effect of boutique operating costs in our retail segment.

Our retail segment operating income increased $1.6 million, or 4.6%, to $36.8 million in the six months ended June 29, 2008 from $35.1 million in the six months ended July 1, 2007, which was primarily driven by sales growth in our boutiques sales channel. Increased sales in the retail segment contributed to an increase in gross profit of $5.9 million which was offset by an increase in operating expenses of $4.2 million. The increase in operating expenses was primarily due to increased boutique operating costs of $6.7 million resulting from the opening of 31 boutiques since the end of the second quarter of fiscal 2007.

Our wholesale segment operating income increased $23.9 million, or 29.5%, to $105.0 million in the six months ended June 29, 2008 from $81.0 million in the six months ended July 1, 2007 due to increased sales across all wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $26.6 million which was partially offset by an increase in operating expenses of $2.7 million.

Our corporate segment operating loss increased $13.7 million, or 37.6%, to $50.0 million in the six months ended June 29, 2008 from $36.3 million in the six months ended July 1, 2007. This increase was largely due to an increase in corporate segment selling, general and administrative expense of $12.2 million, an increase in depreciation and amortization of $1.9 million offset by a decrease in stock-based compensation of $0.5 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth.

Interest expense

Interest expense decreased $4.2 million, or 31.8%, to $8.9 million in the six months ended June 29, 2008 from $13.1 million in the six months ended July 1, 2007. The decrease was attributable to lower debt balances during the six months ended June 29, 2008, as a result of repayment of outstanding indebtedness.

Other income, net

Other income, net decreased $0.2 million, or 19.4%, to $0.7 million in the six months ended June 29, 2008 from $0.8 million in the six months ended July 1, 2007. The decrease was primary attributable to lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior year.

Provision for income taxes

The provision for income taxes was $33.0 million, or 39.5% of income before provision for income taxes, in the six months ended June 29, 2008 compared to $26.9 million, or 39.9% of income before provision for income taxes, in the six months ended July 1, 2007. The increase of income tax provision is principally resulted from higher pretax income in the six months ended June 29, 2008 compared to the six months ended July 1, 2007. The decrease in the effective rate is mainly due to an increase in foreign income before tax, which generally is subject to lower income tax rates than income taxable in the United States.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital needs and fund ongoing capital expenditures. Through June 29, 2008, we have financed our operations through cash flows from operations, sales of common and preferred shares, borrowings under our credit facilities and issuances of senior subordinated notes.

Our operations provided us cash of $27.9 million in the six months ended June 29, 2008. At June 29, 2008, we had working capital of $113.3 million, including cash and cash equivalents of $31.1 million, compared to working capital of $84.2 million, including $32.1 million in cash and cash equivalents, as of December 30, 2007. The $1.0 million decrease in cash and cash equivalents resulted from cash used in investment activities of $15.4 million and cash used in financing activities of $13.4 million, partially offset by cash provided by operations of $27.9 million, as a result of net income for the six months ended June 29, 2008 of $50.5 million. The $29.1 million increase in working capital was primarily driven by increases in inventories, prepaid income taxes and a decrease in accrued liabilities and income taxes payable partially offset by an increase in accounts payable.

Net cash used in investing activities was $15.4 million in the six months ended June 29, 2008, which consisted of the use of $16.7 million primarily attributable to the opening of 19 company-owned boutiques and our continued investment in our corporate infrastructure, partially offset by proceeds of $1.3 million from the sale of property and equipment. Our future capital expenditures will depend on the timing and rate of expansion of our business, information technology investments, new boutique openings, boutique renovations and international expansion opportunities.

Net cash used in financing activities was $13.4 million in the six months ended June 29, 2008, which consisted of repayments of $17.0 million on our first-lien term loan, partially offset by an excess tax benefit of $2.5 million relating to stock option exercises.

Our revolving credit facility of $25.0 million, of which approximately $0.1 million was utilized for outstanding letters of credit as of June 29, 2008, and our first-lien term loan of $247.9 million, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody’s rating. As of June 29, 2008, interest on the first-lien term loan was accruing at 4.73% (without giving effect to the interest rate swap transaction discussed below).

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

In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, we will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, we have fixed the interest rate for a two-year period subject to market based interest rate risk on $200 million of borrowings for the first year and $100 million for the second year under our First Lien Credit Agreement. Our obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as our obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of June 29, 2008 was $2.9 million, which was recorded in other liabilities in the condensed consolidated balance sheet, with the related $2.9 million unrealized loss recorded and included in equity as a component of accumulated other comprehensive loss, net of tax.

The terms of our senior secured credit facilities require us to comply with financial covenants, including a maximum leverage ratio covenant. We are required to maintain a maximum leverage ratio (consolidated total debt to Adjusted EBITDA) of not greater than 4.5 to 1.0. As of June 29, 2008, our leverage ratio was 1.10 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and we were in compliance with these covenants as June 29, 2008.

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

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures. As part of our business strategy, we intend to invest in making improvements to our systems. We opened 18 boutiques in 2007 and we plan to open approximately 40 new boutiques in 2008 (19 of which were opened as of June 29, 2008), which will require additional capital expenditures. Additionally, we also plan to continue to invest in our corporate infrastructure. We also will look to acquire or invest in businesses or products complementary to our own. We anticipate that our capital expenditures in the year ending December 28, 2008 will be approximately $30.0 million. There can be no assurance that any such capital will be available on acceptable terms or at all. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, warehouses, corporate offices and certain office equipment under noncancelable operating leases with various expiration dates through January 2019. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at June 29, 2008. These future payments are subject to foreign currency exchange rate risk. As of June 29, 2008, the scheduled maturities of our long-term contractual obligations were as follows:

	Remainder of the year ending December 28, 2008	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$4.7	$38.0	$25.9	$45.9	$114.5
Principal payments on long-term debt, including the current portion	10.3	186.0	51.6	—	247.9
Interest payments on long-term debt, including the current portion(1)	7.2	30.1	0.3	—	37.6
Minimum royalties under licensing arrangements	1.3	—	—	—	1.3

Total	$23.5	$254.1	$77.8	$45.9	$401.3

(1)	For purposes of the table, interest expense is calculated after giving effect to our interest rate swap as follows: (i) during the first year of the two-year term of the swap agreement, interest expense on $200 million of our first-lien term loan is calculated based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of June 29, 2008, and (ii) during the second year of the two-year term of the swap agreement, interest expense on $100 million of our first-lien term loan is calculated based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of June 29, 2008 and (iii) after the two-year term of the swap agreement, interest expense on the loan is estimated for all periods based on the rate in effect as of June 29, 2008. A 1% change in interest rates on our variable rate debt, including the effect of the interest rate swap, would result in a change of $6.2 million in our total interest payments, of which $0.6 million would be in the remainder of the year ended December 28, 2008, $5.5 million would be in years 1-3 and $0.1 million would be in years 4-5.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As of June 29, 2008, we had approximately $4.7 million of total unrecognized tax benefits. Due to the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.6 million. As of June 29, 2008, the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million.

Off-balance-sheet arrangements

We do not have any off-balance-sheet financing or unconsolidated special purpose entities.

Effects of inflation

Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation because they are short-term in nature. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not currently affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products offered by us. In addition, an inflationary environment could materially increase the interest rates on our debt and reduce consumers’ discretionary spending.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for the fiscal year ended December 30, 2007, which was filed with the SEC on February 28, 2008. We believe that there have been no other significant changes during the six months ended June 29, 2008 to the items that we disclosed in our critical accounting policies and estimates with the exception of the adoption of Statement 157, Statement 159 and SAB 110 as noted below.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Statement 141-R will significantly change the accounting for future business combinations after adoption. Statement 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. Statement 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt Statement 141-R beginning in our fiscal year ending January 3, 2010, as required. We are currently in the process of determining the impact, if any, of adopting the provisions of Statement 141-R but it is not expected to have a material impact on our financial position or results of operations.

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

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities. We have reduced our exposure to interest rate fluctuations by entering into an interest rate swap agreement covering a portion of our variable rate debt. In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap has an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, we will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. Our weighted average borrowings outstanding during the six months ended June 29, 2008 were $253.0 million and the annual effective interest rate for the period was 7.0%, after giving effect to the interest swap agreement. A hypothetical 1% increase or decrease in interest rates would have resulted in a $1.3 million change to our interest expense in the six months ended June 29, 2008 and $2.5 million on an annualized basis.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level.

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

An investment in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 30, 2007 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in this report and our Annual Report on Form 10-K as well as the other information in this report, before making an investment decision. If any of the following risks or the risks discussed in the Annual Report on Form 10-K occur, our business, financial condition, results of operations or future growth could suffer.

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

Many members of our senior management team, including our President of Retail, Chief Marketing Officer, Chief Information Officer, and Vice President Controller have been hired since October 2007. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. Our success also depends on our ability to continue to attract, manage and retain other qualified senior management members as we grow.

A decline in general economic conditions could lead to reduced consumer demand for our products or change in the type of products purchased by our consumers and have an adverse effect on our net sales, liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our consumers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general or perceived slowdown in the United States economy or the economies of other countries where we sell our products, or uncertainty as to the economic outlook, could reduce discretionary spending or cause a shift in consumer discretionary spending to other products or a shift in the mix of our products purchased by consumers, such as the sale of fewer kits versus non-kit, open stock items. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and excess inventories and hinder our ability to raise prices in line with costs, which could, in turn, lead to increased merchandise markdowns and impairment charges, adversely affecting our profitability.

Our common stock has only been publicly traded since September 29, 2006, and the price of our common stock may fluctuate substantially.

Our common stock has only been publicly traded since September 29, 2006, and we expect that the price of our common stock will continue to fluctuate substantially. From our initial public offering through August 1, 2008, the trading price of our common stock has ranged from a low of $11.05 to a high of $43.22. Many factors could cause the market price of our common stock to rise and fall, including the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on May 15, 2008:

1. To elect two directors to serve on our board of directors for a three-year term.

	For	Withheld
Bradley M. Bloom	54,406,402	1,701,598
Lea Anne S. Ottinger	55,365,265	742,735

2. To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 28, 2008.

For	55,994,204
Against	112,462
Abstain	1,334

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The following documents are incorporated by reference or filed as Exhibits to this report:

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Amended and Restated Bylaws.

10.55(2)	Employment Offer Letter to Michael Dadario dated May 18, 2008.

10.56(2)	2006 Equity Incentive Award Plan Form of Restricted Stock Award Agreement.

10.57	2006 Equity Incentive Award Plan Form of Stock Option Agreement.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2006 filed on November 15, 2006.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on June 5, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.

Date: August 8, 2008	By:	/s/ LESLIE A. BLODGETT
Leslie A. Blodgett
Chief Executive Officer and Director

	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick
Executive Vice President, Chief Financial Officer and Chief Operating Officer