Form 10-Q
period 2008-09-28
BARE ESCENTUALS INC
filed 2008-11-05
CIK 1295557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33048

Bare Escentuals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1062857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At October 31, 2008, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 91,524,092.

Bare Escentuals, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 28, 2008	December 30, 2007(a)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,038	$32,117
Inventories	95,928	59,643
Accounts receivable, net of allowances of $7,323 and $7,638 at September 28, 2008 and December 30, 2007, respectively	43,630	43,369
Prepaid expenses and other current assets	9,361	9,393
Prepaid income taxes	3,064	—
Deferred tax assets, net	7,410	7,410

Total current assets	182,431	151,932
Property and equipment, net	63,399	43,876
Goodwill	15,409	15,409
Intangible assets, net	7,685	9,908
Deferred tax assets, net	416	—
Other assets	3,152	2,780

Total assets	$272,492	$223,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$17,216	$17,901
Accounts payable	25,280	22,041
Accrued liabilities	14,561	25,141
Income taxes payable	—	2,648

Total current liabilities	57,057	67,731
Long-term debt, less current portion	227,251	247,032
Other liabilities	12,955	13,629
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $0.001 par value; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 200,000 shares authorized; 91,517 and 91,159 shares issued and outstanding at September 28, 2008 and December 30, 2007, respectively	92	91
Additional paid - in capital	423,516	416,524
Accumulated other comprehensive loss	(2,195)	(1,544)
Accumulated deficit	(446,184)	(519,558)

Total stockholders’ deficit	(24,771)	(104,487)

Total liabilities and stockholders’ deficit	$272,492	$223,905

(a)	Condensed consolidated balance sheet as of December 30, 2007 has been derived from the audited consolidated financial statements as of that date.

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Nine months ended
	(unaudited)		(unaudited)
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Sales, net	$130,199	$126,635	$409,075	$366,392
Cost of goods sold	35,354	35,956	113,028	106,984

Gross profit	94,845	90,679	296,047	259,408
Expenses:
Selling, general and administrative	51,208	47,536	152,363	130,257
Depreciation and amortization, relating to selling, general and administrative	3,065	2,035	8,507	4,835
Stock-based compensation, relating to selling, general and administrative	1,533	1,800	4,413	5,190

Operating income	39,039	39,308	130,764	119,126
Interest expense	(3,917)	(5,725)	(12,841)	(18,810)
Other income, net	24	471	691	1,299

Income before provision for income taxes	35,146	34,054	118,614	101,615
Provision for income taxes	12,247	13,579	45,240	40,520

Net income	$22,899	$20,475	$73,374	$61,095

Net income per share:
Basic	$0.25	$0.23	$0.80	$0.68

Diluted	$0.25	$0.22	$0.79	$0.66

Weighted-average shares used in per share calculations:
Basic	91,454	90,532	91,364	89,994

Diluted	93,207	93,208	93,282	92,939

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	September 28, 2008	September 30, 2007
	(unaudited)
Operating activities
Net income	$73,374	$61,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	6,284	3,352
Amortization of intangible assets	2,223	1,483
Amortization of debt issuance costs	178	206
Stock-based compensation	4,413	5,190
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(3,034)	(9,221)
Deferred income tax benefit	(1,283)	(339)
Other	38	164
Changes in assets and liabilities:
Inventories	(37,135)	1,335
Accounts receivable	(469)	(2,375)
Income taxes	(4,433)	8,128
Prepaid expenses and other current assets	(42)	(1,596)
Other assets	(553)	(694)
Accounts payable and accrued liabilities	(7,012)	4,021
Other liabilities	641	1,001

Net cash provided by operating activities	33,190	71,750
Investing activities
Purchase of property and equipment	(27,257)	(20,461)
Proceeds from sale of property and equipment	1,299	—
Acquisition of business, net of cash and cash equivalents acquired	—	(18,675)

Net cash used in investing activities	(25,958)	(39,136)
Financing activities
Repayments on First Lien Term Loan	(20,466)	(59,330)
Proceeds from issuance of common stock in public offerings	—	22,645
Payment of transaction costs in connection with public offerings	—	(1,562)
Excess tax benefit from stock option exercises and disqualifying disposition of shares	3,034	9,221
Exercise of stock options	1,319	1,627

Net cash used in financing activities	(16,113)	(27,399)
Effect of foreign currency exchange rate changes on cash	(198)	211

Net (decrease) increase in cash and cash equivalents	(9,079)	5,426
Cash and cash equivalents, beginning of period	32,117	20,875

Cash and cash equivalents, end of period	$23,038	$26,301

Supplemental disclosure of cash flow information
Cash paid for interest	$10,424	$18,947

Cash paid for income taxes	$50,726	$35,279

See accompanying notes.

BARE ESCENTUALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Business

Bare Escentuals, Inc., together with its subsidiaries (“Bare Escentuals” or the “Company”), develops, markets, and sells branded cosmetics and skin care products under the bareMinerals, bareVitamins, RareMinerals, i.d., and namesake Bare Escentuals brands and professional skin care products under the md formulations brand. The bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model consisting of infomercials; home shopping television on QVC; premium wholesale, including Sephora, Ulta and department stores; company-owned boutiques; spas and salons and online shopping. The Company also sells products internationally in the UK, Japan, France, Germany and Canada as well as in smaller international markets via distributors.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 in the Company’s Form 10-K for the year ended December 30, 2007. Except as noted below, the Company’s significant accounting policies have not changed significantly as of September 28, 2008.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 28, 2008, the condensed consolidated statements of income for the three and nine months ended September 28, 2008 and September 30, 2007, and the condensed consolidated statements of cash flows for the nine months ended September 28, 2008 and September 30, 2007, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 28, 2008, its results of operations for the three and nine months ended September 28, 2008 and September 30, 2007, and its cash flows for the nine months ended September 28, 2008 and September 30, 2007. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 28, 2008.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 28, 2008.

Fiscal Quarter

The Company’s fiscal quarters end on the Sunday closest to March 31, June 30, September 30 and December 31. The three months ended September 28, 2008 and September 30, 2007 each contained 13 weeks. The nine months ended September 28, 2008 and September 30, 2007 each contained 39 weeks.

Concentration of Credit Risk and Credit Risk Evaluation

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held by or are invested in various domestic banks and financial institutions with high credit standing. Management believes that these banks and financial institutions are financially sound and, accordingly, there is minimal credit risk that exists with respect to these balances.

Sales generated through credit card purchases were approximately 43.8% and 44.2% of total net sales for the three and nine months ended September 28, 2008, respectively, and approximately 45.6% and 47.1% of total net sales for the three and nine months ended September 30, 2007, respectively. The Company uses third parties to collect its credit card receivables and, as a consequence, believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its wholesale customers not paying by credit card. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable, which are included in the wholesale segment:

	September 28, 2008	December 30, 2007
Customer A	— %*	15%
Customer B	23%	17%
Customer C	31%	42%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales, which are included in the wholesale segment:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September30, 2007
Customer A	— %*	— %*	12%	11%
Customer B	12%	13%	12%	13%
Customer C	18%	17%	15%	16%

*	Represents less than 10%

As of September 28, 2008 and December 30, 2007, the Company had no off-balance sheet concentrations of credit risk.

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

The Company is exposed to interest rate risks primarily through borrowings under its credit facilities. Interest on all of the Company’s borrowings under its senior secured credit facilities is based upon variable interest rates. As of September 28, 2008, the Company had borrowings of $244.5 million outstanding under its senior secured credit facilities which bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of September 28, 2008, the interest rate on the First Lien Term Loan was accruing at 5.00%. Under its senior secured credit facilities, the Company is required to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under its senior secured credit facilities, unless the Company satisfies specified coverage ratio tests. For the nine months ended September 28, 2008, the Company satisfied these tests.

In August 2007, the Company entered into a two-year interest rate swap transaction in respect of the Company’s senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million which declined to $100 million after one year under which, on a net settlement basis, the Company will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, the Company has fixed the interest rate for a two-year period on $200 million of borrowings for the first year and $100 million of borrowings for the second year under its First Lien Credit Agreement. The Company’s obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of September 28, 2008 was a liability of $1,781,000, which was recorded in other liabilities in the condensed consolidated balance sheet. In the three and nine months ended September 28, 2008, the Company recorded an unrealized gain on the interest rate swap of $639,000 and $448,000, respectively, net of tax, that was included in equity as a component of accumulated other comprehensive loss.

Earnings per Share

A calculation of earnings per share, as reported is as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator:
Net income	$22,899	$20,475	$73,374	$61,095

Denominator:
Weighted average common shares used in per share calculations — basic	91,454	90,532	91,364	89,994
Add: Common stock equivalents from exercise of stock options	1,753	2,676	1,918	2,945

Weighted-average common shares used in per share calculations — diluted	93,207	93,208	93,282	92,939

Net income per share
Basic	$0.25	$0.23	$0.80	$0.68

Diluted	$0.25	$0.22	$0.79	$0.66

For the three and nine months ended September 28, 2008, options to purchase 705,825 and 565,900 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. For the three and nine months ended September 30, 2007, options to purchase 232,000 and 154,000 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gains or losses on interest rate swap, net of tax. Total other comprehensive loss was $454,000 and $651,000 for the three and nine months ended September 28, 2008, respectively. Other comprehensive loss was $992,000 and $889,000 for the three and nine months ended September 30, 2007.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Statement 162 is not expected to have a material impact on the Company’s financial position or results of operations.

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

The total purchase price of $23.1 million was allocated as follows: $12.6 million to goodwill included in the corporate segment (not deductible for income tax purposes), $8.9 million to identifiable intangible assets comprised of customer relationships of $8.0 million and $0.9 million for non-compete agreements, $4.4 million to net tangible assets acquired, and $2.8 million to deferred tax liability. The estimated useful economic lives of the identifiable intangible assets acquired are three years. The most significant factor that resulted in the recognition of goodwill in the purchase price allocation was the ability to expand on an accelerated basis into trade areas beyond the acquired distribution rights.

During the nine months ended September 28, 2008, the Company sold $1.3 million of the net tangible assets acquired to a third party for proceeds of $1.3 million. There was no gain or loss recorded in this transaction.

4.	Inventories

Inventories consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
Work in process	$19,360	$6,013
Finished goods	76,568	53,630

	$95,928	$59,643

5.	Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
Furniture and equipment	$14,986	$8,719
Computers and software	16,323	13,890
Leasehold improvements	40,209	28,291

	71,518	50,900
Accumulated depreciation and amortization	(14,954)	(9,369)

	56,564	41,531
Construction-in-progress	6,835	2,345

Property and equipment, net	$63,399	$43,876

6.	Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
Customer relationships	$8,000	$8,000
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	900	900

	13,892	13,892
Accumulated amortization	(6,207)	(3,984)

Intangible assets, net	$7,685	$9,908

7.	Other Assets

Other assets consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
Debt issuance costs, net of accumulated amortization of $516 and $338 at September 28, 2008 and December 30, 2007, respectively	$602	$780
Other assets	2,550	2,000

	$3,152	$2,780

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
Interest	$496	$971
Employee compensation and benefits	4,867	9,394
Purchase price for acquisition	—	2,526
Gift certificates and customer liabilities	1,829	2,500
Sales taxes and local business taxes	1,075	2,434
Royalties	1,092	2,146
Other	5,202	5,170

	$14,561	$25,141

9.	Revolving Lines of Credit

At September 28, 2008, $24,900,000 was available under our revolving line of credit (the “Revolver”) and $100,000 was outstanding in letters of credit. Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio and debt rating (2.25% plus LIBOR or 1.25% plus lenders’ base rate; actual rate of 5.00% at September 28, 2008 and 7.46% at December 30, 2007). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

10.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
First Lien Term Loan	$244,467	$264,933
Less current portion	(17,216)	(17,901)

Total long-term debt, net of current portion	$227,251	$247,032

First Lien Term Loan

The First Lien Term Loan has an original term of seven years expiring on February 18, 2012 and bears interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of September 28, 2008 and December 30, 2007, the interest rate on the First Lien Term Loan was accruing at 5.00% and 7.46%, respectively (without giving effect to the interest rate swap transaction).

Borrowings under the Revolver (Note 9) and the First Lien Term Loan are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates. As of September 28, 2008, the Company was in compliance with its financial and nonfinancial covenants.

Scheduled Maturities of Long-Term Debt

At September 28, 2008, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
Remainder of the year ending December 28, 2008	$6,887
January 3, 2010	13,773
January 2, 2011	13,773
January 1, 2012	158,386
December 30, 2012	51,648

$244,467

11.	Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, office space and certain office equipment under noncancelable operating leases with various expiration dates through January 2019. Additionally, the Company subleases certain real property to third parties. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at September 28, 2008. These future payments are subject to foreign currency exchange rate risk. The future minimum annual payments and anticipated sublease income under such leases in effect at September 28, 2008 were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
Remainder of the year ending December 28, 2008	$3,594	$7	$3,587
January 3, 2010	14,856	28	14,828
January 2, 2011	14,659	28	14,631
January 1, 2012	14,564	28	14,536
December 30, 2012	14,858	1	14,857
Thereafter	72,869	—	72,869

	$135,400	$92	$135,308

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $5,514,000 and $14,917,000 for the three and nine months ended September 28, 2008, respectively, and $3,782,000 and $10,542,000 for the three and nine months ended September 30, 2007, respectively. Total rent expense included contingent rents of $146,000 and $1,086,000 for the three and nine months ended September 28, 2008, respectively, and $500,000 and $1,594,000 for the three and nine months ended September 30, 2007, respectively. Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions. As of September 28, 2008, under the terms of its corporate office lease, the Company had outstanding an irrevocable standby letter of credit of $100,000 to the lessor for the term of the lease.

Royalty Agreements

The Company is a party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the three and nine months ended September 28, 2008 was $150,000 and $450,000, respectively, and $150,000 and $450,000 for the three and nine months ended September 30, 2007.

The Company has obtained a worldwide exclusive right to license, develop, commercialize, and distribute certain licensed ingredients to be used in products to be sold by the Company. This agreement requires the Company to make payments upon achievement of certain product milestones. In addition, this agreement requires the Company to pay a royalty of 3.5% of the net sales upon successful launch of the first product, subject to certain minimum annual royalty amounts. The Company launched commercial sales of the products containing the licensed ingredients during the year ended December 31, 2006. The minimum royalty amount is $500,000 for 2008 after which time the Company may renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the commercial launch. In July 2008, the Company elected to exercise its option to renegotiate its minimum royalties and is currently in the process of renegotiations. The Company’s expense under this agreement for the three and nine months ended September 28, 2008 was $129,000 and $698,000, respectively, and $237,000 and $663,000 for the three and nine months ended September 30, 2007, respectively.

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

As of September 28, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap agreement and certain investments associated with the Company’s Long-Term Employee-Related Benefits Plan. The fair value of the Company’s interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The fair value of the Company’s investments associated with its Long-Term Employee-Related Benefits Plan is based primarily on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2008 subject to the disclosure requirements of Statement 157 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Other assets:
Deferred compensation	$1,499	$—	$1,499	$—

Other liabilities:
Interest rate swap	$1,781	$—	$1,781	$—
Deferred compensation	1,348	—	1,348	—

Total liabilities	$3,129	$—	$3,129	$—

13.	Income Taxes

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

As of September 28, 2008, the total amount of net unrecognized tax benefits was $2,948,000. This amount includes $270,000 of net unrecognized tax benefits that, if recognized, would affect the effective tax rate. The net unrecognized tax benefits decreased by $1,652,000 during the three months ended September 28, 2008 resulting from the settlement of a state income tax examination for the years 2005 and 2006 and the expiration of applicable statutes of limitation in certain jurisdictions. The Company accrues interest related to unrecognized tax benefits in its provision for income taxes. As of September 28, 2008, the Company had approximately $247,000 of accrued interest, net of tax, related to uncertain tax positions.

The Company anticipates that it is reasonably possible that the gross amount of unrecognized tax benefits balance may change by a range of zero to $300,000 in the next twelve months as a result of the settlement of certain tax audits and expiration of applicable statutes of limitation in certain jurisdictions

The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The tax years subsequent to 2003 remain open to examination by the major taxing jurisdictions in the United States.

14.	Stock-Based Employee Compensation Plans

As of September 28, 2008, the Company had reserved 9,290,635 shares of common stock for future issuance.

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

A summary of activity under the 2004 Plan is set forth below.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 30, 2007	—	4,364,136	$2.56
Exercised	—	(358,708)	3.66
Canceled	219,877	(219,877)	3.70
Rolled over to 2006 Plan	(219,877)	—	—

Balance at September 28, 2008	—	3,785,551	$2.39

At September 28, 2008, there were 1,602,591 total outstanding vested options under the 2004 Plan at a weighted-average exercise price of $1.84.

The total intrinsic value of options exercised under the 2004 Plan for the nine months ended September 28, 2008 was $6,004,000.

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

A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 30, 2007	4,934,757	350,800	$29.53
Rolled over from 2004 Plan	219,877	—	—
Granted	(485,300)	485,300	20.32
Exercised	—	(350)	22.00
Canceled	66,312	(66,312)	27.75

Balance at September 28, 2008	4,735,646	769,438	$23.88

At September 28, 2008, there were 57,240 total outstanding vested options under the 2006 Plan at a weighted-average exercise price of $29.89.

The total intrinsic value of options exercised under the 2006 Plan for the nine months ended September 28, 2008 was $1,900.

The total cash received from employees as a result of employee stock option exercises under all plans for the nine months ended September 28, 2008 was $1,319,000. In connection with these exercises, the tax benefits realized by the Company for the nine months ended September 28, 2008 were $3,034,000.

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

	Retail	Wholesale	Corporate	Total
Three Months ended September 28, 2008
Sales, net	$51,374	$78,825	$—	$130,199
Cost of goods sold	10,085	25,269	—	35,354

Gross profit	41,289	53,556	—	94,845
Operating expenses:
Selling, general and administrative	24,677	6,526	20,005	51,208
Depreciation and amortization	845	204	2,016	3,065
Stock-based compensation	—	—	1,533	1,533

Total expenses	25,522	6,730	23,554	55,806

Operating income (loss)	15,767	46,826	(23,554)	39,039
Interest expense				(3,917)
Other income, net				24

Income before provision for income taxes				35,146
Provision for income taxes				12,247

Net income				$22,899

	Retail	Wholesale	Corporate	Total
Three Months ended September 30, 2007
Sales, net	$51,292	$75,343	$—	$126,635
Cost of goods sold	9,923	26,033	—	35,956

Gross profit	41,369	49,310	—	90,679
Operating expenses:
Selling, general and administrative	23,931	4,709	18,896	47,536
Depreciation and amortization	382	75	1,578	2,035
Stock-based compensation	—	—	1,800	1,800

Total expenses	24,313	4,784	22,274	51,371

Operating income (loss)	17,056	44,526	(22,274)	39,308
Interest expense				(5,725)
Other income, net				471

Income before provision for income taxes				34,054
Provision for income taxes				13,579

Net income				$20,475

	Retail	Wholesale	Corporate	Total
Nine Months ended September 28, 2008
Sales, net	$159,750	$249,325	$—	$409,075
Cost of goods sold	31,775	81,253	—	113,028

Gross profit	127,975	168,072	—	296,047
Operating expenses:
Selling, general and administrative	73,401	15,858	63,104	152,363
Depreciation and amortization	2,052	430	6,025	8,507
Stock-based compensation	—	—	4,413	4,413

Total expenses	75,453	16,288	73,542	165,283

Operating income (loss)	52,522	151,784	(73,542)	130,764
Interest expense				(12,841)
Other income, net				691

Income before provision for income taxes				118,614
Provision for income taxes				45,240

Net income				$73,374

	Retail	Wholesale	Corporate	Total
Nine Months ended September 30, 2007
Sales, net	$153,679	$212,713	$—	$366,392
Cost of goods sold	31,477	75,507	—	106,984

Gross profit	122,202	137,206	—	259,408
Operating expenses:
Selling, general and administrative	68,964	11,547	49,746	130,257
Depreciation and amortization	1,056	111	3,668	4,835
Stock-based compensation	—	—	5,190	5,190

Total expenses	70,020	11,658	58,604	140,282

Operating income (loss)	52,182	125,548	(58,604)	119,126
Interest expense				(18,810)
Other income, net				1,299

Income before provision for income taxes				101,615
Provision for income taxes				40,520

Net income				$61,095

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	September 28, 2008	December 30, 2007
Retail	$31,898	$17,327
Wholesale	2,240	925
Corporate	30,312	26,201

	$64,450	$44,453

Long-lived assets allocated to the retail segment consist of fixed assets and deposits for retail stores. Long-lived assets allocated to the wholesale segment consist of fixed assets located at wholesale customers. Long-lived assets in the corporate segment consist of fixed assets, tooling costs and deposits related to the Company’s corporate offices and distribution centers.

The Company’s long-lived assets, excluding goodwill and intangibles, by geographic area were as follows (in thousands):

	September 28, 2008	December 30, 2007
United States	$61,737	$42,191
International	2,713	2,262

	$64,450	$44,453

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
United States	$112,338	$116,963	$361,156	$338,563
International	17,861	9,672	47,919	27,829

Sales, net	$130,199	$126,635	$409,075	$366,392

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Founded in 1976, Bare Escentuals is one of the premiere prestige beauty companies in the U.S. and a leader by sales and consumer awareness in mineral-based cosmetics. We develop, market and sell branded cosmetics and skin care products under our bareMinerals, bareVitamins, RareMinerals, i.d., and namesake Bare Escentuals brands, and professional skin care products under our md formulations brand.

We utilize a distinctive marketing strategy and a multi-channel distribution model consisting of home shopping television on QVC; premium wholesale, including Sephora, Ulta and certain department stores; company-owned boutiques; spas and salons; infomercials; and online shopping. We believe that this strategy provides not only convenience to our consumers but also allows us to reach the broadest possible spectrum of consumers.

Our business is comprised of two strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

•

Our retail segment, which is characterized by sales directly to end users, consists of our company-owned boutiques, which include sales through our websites www.bareescentuals.com and www.mdformulations.com and infomercials, which include sales through our website www.bareminerals.com. Our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue because a substantial percentage of new infomercial consumers participate in our continuity program.

•

Our wholesale segment, which is characterized by sales to resellers, includes premium wholesale; home shopping television; spas and salons; and international distributors. Our sales through home shopping television help us to build brand awareness, educate consumers through live product demonstrations and develop close connections with our consumers. We also sell to retailers that we believe feature our products in settings that support and reinforce our brand image and provide a premium in-store experience. Similarly, our spa and salon customers provide an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the benefits of our products. Finally, we sell our products in a number of major international markets including the UK, Japan, France, Germany and Canada as well as into other countries through a network of third-party distributors.

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

Our performance depends on economic conditions in the United States and their impact on levels of consumer confidence and spending. Driven in part by the recent challenging economic environment, we have seen a trend across our distribution channels of customers favoring lower-ticket, non-kit items in lieu of higher-priced kits. Although this has the impact of reducing our sales growth, the impact to net income is partially mitigated as these non-kit items sell at a higher gross margin.

During the third quarter of fiscal 2008, net sales increased $3.6 million, or 2.8%, to $130.2 million from the third quarter of fiscal 2007. In spite of a challenging macroeconomic environment, we were able to grow our net sales largely due to the strength of our growing international business.

Diluted earnings per share for the third quarter of fiscal 2008 increased 13.6% to $0.25 compared to $0.22 per diluted share in the third quarter of fiscal 2007. Diluted earnings per share increased due to higher gross profit as well as the reversal of tax reserves resulting from the settlement of a state tax audit and expiration of applicable statutes of limitation in certain jurisdictions.

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

Selling, general and administrative expenses include infomercial production and media costs, advertising costs, rent and other boutique operating costs and corporate costs such as management salaries, information technology, professional fees, finance and accounting personnel, human resources personnel and other administrative functions. Selling, general, and administrative expenses also include all of our distribution center and fulfillment costs, including receiving and inspection costs that we do not include in cost of goods sold, which are comprised primarily of headcount-related costs at our own distribution centers. Receiving and inspection costs and warehousing costs are excluded from our gross margins and, therefore, our gross margins may not be comparable to those of other companies that choose to include certain of these costs in cost of goods sold. Fluctuations in selling, general and administrative expenses result primarily from changes in media and advertising expenditures, changes in fulfillment costs which increase proportionately with net sales, particularly infomercial sales, changes in boutique operating costs, which are affected by the number of stores opened in a period, and changes in corporate costs such as for headcount and infrastructure to support our operations. We anticipate that our selling, general and administrative expenses will increase in absolute dollars as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, such as increased legal and accounting costs, investor relations costs and higher insurance premiums.

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

Stock-based compensation includes charges incurred in recognition of compensation expense associated with grants of stock options, restricted stock and stock purchases. We record our stock-based compensation on a separate operating expense line item in our statement of operations due to the fact that, to date, all of our stock-based awards have been made to employees whose salaries are classified as selling, general and administrative costs. We anticipate that our stock-based compensation expense will increase in absolute dollars as we continue to grant additional stock based compensation awards.

Interest expense includes interest costs associated with our credit facilities and the amortization of deferred financing costs associated with these credit facilities. We anticipate that our interest expense in the future will decrease in absolute terms and as a percentage of net sales as we continue to make scheduled repayments of our outstanding indebtedness.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically, we have only been subject to taxation in the United States, but as we have expanded our international operations we have become subject to foreign taxation at varying statutory rates. Therefore, our effective tax rate could fluctuate accordingly. For fiscal 2008, we anticipate that our effective tax rate will be approximately 40% of our income before provision for income taxes, excluding the impact of discrete items.

Results of Operations

The following is a discussion of our results of operations and percentage of net sales for the three months ended September 28, 2008 compared to the three months ended September 30, 2007 and for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended				Nine months ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
	(in thousands, except percentages)
Sales, net	$130,199	100.0%	$126,635	100.0%	$409,075	100.0%	$366,392	100.0%
Cost of goods sold	35,354	27.2	35,956	28.4	113,028	27.6	106,984	29.2

Gross profit	94,845	72.8	90,679	71.6	296,047	72.4	259,408	70.8
Expenses:
Selling, general and administrative	51,208	39.3	47,536	37.6	152,363	37.2	130,257	35.6
Depreciation and amortization	3,065	2.3	2,035	1.6	8,507	2.1	4,835	1.3
Stock-based compensation	1,533	1.2	1,800	1.4	4,413	1.1	5,190	1.4

Operating income	39,039	30.0	39,308	31.0	130,764	32.0	119,126	32.5
Interest expense	(3,917)	(3.0)	(5,725)	(4.5)	(12,841)	(3.1)	(18,810)	(5.1)
Other income, net	24	0.0	471	0.4	691	0.1	1,299	0.3

Income before provision for income taxes	35,146	27.0	34,054	26.9	118,614	29.0	101,615	27.7
Provision for income taxes	12,247	9.4	13,579	10.7	45,240	11.1	40,520	11.0

Net income	$22,899	17.6%	$20,475	16.2%	$73,374	17.9%	$61,095	16.7%

Net sales by business segment and distribution channel and percentage of net sales for the three and nine months ended September 28, 2008 and the three and nine months ended September 30, 2007 are as follows:

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
	(in thousands, except percentages)
Retail
Infomercial	$23,218	17.8%	$29,411	23.2%	$78,585	19.2%	$95,268	26.0%
Boutiques	28,156	21.6	21,881	17.3	81,165	19.9	58,411	15.9

Total retail	51,374	39.4	51,292	40.5	159,750	39.1	153,679	41.9
Wholesale
Premium wholesale	46,321	35.6	44,952	35.5	131,375	32.1	118,131	32.3
Home shopping television	9,174	7.1	11,785	9.3	51,103	12.5	41,749	11.4
Spas and salons	15,909	12.2	15,075	11.9	49,131	12.0	39,133	10.7
International distributors	7,421	5.7	3,531	2.8	17,716	4.3	13,700	3.7

Total wholesale	78,825	60.6	75,343	59.5	249,325	60.9	212,713	58.1

Sales, net	$130,199	100.0%	$126,635	100.0%	$409,075	100.0%	$366,392	100.0%

Gross profit and gross margin by business segment for the three and nine months ended September 28, 2008 and the three and nine months ended September 30, 2007 are as follows:

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
	(in thousands, except percentages)
Retail	$41,289	80.4%	$41,369	80.7%	$127,975	80.1%	$122,202	79.5%
Wholesale	53,556	67.9	49,310	65.4	168,072	67.4	137,206	64.5

Gross profit/gross margin	$94,845	72.8%	$90,679	71.6%	$296,047	72.4%	$259,408	70.8%

Three months ended September 28, 2008 compared to three months ended September 30, 2007

Sales, net

Net sales for the three months ended September 28, 2008 increased to $130.2 million from $126.6 million in the three months ended September 30, 2007, an increase of $3.6 million, or 2.8%. This increase was primarily attributable to continued growth in sales of our bareMinerals line of cosmetics, as we continued to broaden our distribution across our sales channels both domestically and abroad. The increase in our net sales was primarily driven by our wholesale segment.

Retail. Net retail sales increased 0.2% to $51.4 million in the three months ended September 28, 2008 from $51.3 million in the three months ended September 30, 2007. Net sales from boutiques increased 28.7% to $28.2 million in the three months ended September 28, 2008 from $21.9 million in the three months ended September 30, 2007, due primarily to a net increase of 36 boutiques open as of September 28, 2008 compared to September 30, 2007. As of September 28, 2008 and September 30, 2007, we had 81 and 45 open company-owned boutiques, respectively. Offset against this was a decrease of 21.1% in net sales from infomercials to $23.2 million in the three months ended September 28, 2008 from $29.4 million in the three months ended September 30, 2007, due primarily to a decline in the performance of our infomercial.

Wholesale. Net wholesale sales increased 4.6% to $78.8 million in the three months ended September 28, 2008 from $75.3 million in the three months ended September 30, 2007. Net sales in our premium wholesale channel increased 3.0% to $46.3 million in the three months ended September 28, 2008 from $45.0 million in the three months ended September 30, 2007, resulting primarily from continued expansion into additional retail locations at Ulta, Sephora and selected department stores. Net sales to spas and salons increased 5.5% to $15.9 million in the three months ended September 28, 2008 from $15.1 million in the three months ended September 30, 2007, largely due to the growth in cosmetics sales to our domestic spa accounts. Net sales to our international distributors increased by 110.2% to $7.4 million in the three months ended September 28, 2008 from $3.5 million in the three months ended September 30, 2007. Offset against this was a decrease of 22.2% in net sales to our home shopping television customers to $9.2 million in the three months ended September 28, 2008 from $11.8 million in the three months ended September 30, 2007, primarily due to the timing of this year’s September QVC show which fell in the fiscal fourth quarter.

Gross profit

Gross profit increased $4.2 million, or 4.6%, to $94.8 million in the three months ended September 28, 2008 from $90.7 million in the three months ended September 30, 2007. Our retail segment gross profit had a slight decrease of 0.2% to $41.3 million in the three months ended September 28, 2008 from $41.4 million in the three months ended September 30, 2007. Our wholesale segment gross profit increased 8.6% to $53.6 million in the three months ended September 28, 2008 from $49.3 million in the three months ended September 30, 2007, due to increases in sales across our premium wholesale, international distributors and spas and salons distribution channels.

Gross margin increased approximately 120 basis points to 72.8% in the three months ended September 28, 2008 from 71.6% in the three months ended September 30, 2007 primarily due to increasing margins in the wholesale segment. Within the wholesale segment, gross margin increased to 67.9% in the three months ended September 28, 2008 from 65.4% in the three months ended September 30, 2007, primarily as a result of a change in product mix towards higher-margin non-kit products. Within the retail segment, gross margin decreased slightly to 80.4% in the three months ended September 28, 2008 from 80.7% in the three months ended September 30, 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.7 million, or 7.7%, to $51.2 million in the three months ended September 28, 2008 from $47.5 million in the three months ended September 30, 2007. The increase was primarily due to an increase in investment in our corporate infrastructure of $1.1 million, including increased headcount costs, headquarters facilities costs, distribution center costs and other general corporate costs, partially offset by a reversal of our incentive compensation accrual as well as increased expenses to support sales growth, including $4.5 million in increased boutique operating costs, resulting from the net addition of 36 boutiques since the end of the third quarter of fiscal 2007, partially offset by a $3.2 million decrease in fulfillment expenses. As a percentage of net sales, selling, general and administrative expenses increased 170 basis points to 39.3% from 37.6%, primarily due to boutique operating costs.

Depreciation and amortization

Depreciation and amortization expenses increased $1.0 million, or 50.6%, to $3.1 million in the three months ended September 28, 2008 from $2.0 million in the three months ended September 30, 2007. This increase was primarily attributable to an increase in depreciable assets as we continue to expand the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense decreased $0.3 million, or 14.8%, to $1.5 million in the three months ended September 28, 2008 from $1.8 million in the three months ended September 30, 2007. This decrease resulted primarily from the effect of actual forfeitures.

Operating income

Operating income decreased $0.3 million, or 0.7%, to $39.0 million in the three months ended September 28, 2008 from $39.3 million in the three months ended September 30, 2007. This decrease was primarily due to a decrease in operating income in our retail segment due to the effect of boutique operating costs and an increase in selling, general and administrative costs included in the corporate segment, partially offset by an increase in operating income in our wholesale segment reflecting continued sales growth across wholesale sales channels.

Our retail segment operating income decreased $1.3 million, or 7.6%, to $15.8 million in the three months ended September 28, 2008 from $17.1 million in the three months ended September 30, 2007, which was largely driven by lower sales in our infomercial sales channel. This decrease was primarily due to an increase in operating expenses of $1.2 million representing additional store operating costs of $4.5 million resulting from the net increase of 36 boutiques open since the end of the third quarter of fiscal 2007 partially offset by lower fulfillment costs.

Our wholesale segment operating income increased $2.3 million, or 5.2%, to $46.8 million in the three months ended September 28, 2008 from $44.5 million in the three months ended September 30, 2007 due to overall increased sales across wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $4.2 million which was partially offset by an increase in operating expenses of $1.9 million.

Our corporate segment operating loss increased $1.3 million, or 5.7%, to $23.6 million in the three months ended September 28, 2008 from $22.3 million in the three months ended September 30, 2007. This increase was primarily due to an increase in corporate segment selling, general and administrative expense of $1.1 million, an increase in depreciation and amortization of $0.4 million offset by a decrease in stock-based compensation of $0.3 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth as previously mentioned.

Interest expense

Interest expense decreased $1.8 million, or 31.6%, to $3.9 million in the three months ended September 28, 2008 from $5.7 million in the three months ended September 30, 2007. The decrease was attributable to lower debt balances during the three months ended September 28, 2008 associated with repayment of outstanding indebtedness.

Other income, net

Other income, net decreased $0.4 million to $0.02 million in the three months ended September 28, 2008 from $0.5 million in the three months ended September 30, 2007. The decrease was primary attributable to foreign currency transaction losses resulting from fluctuations in the value of the U.S. dollar as compared to certain foreign currencies as well as lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior year.

Provision for income taxes

The provision for income taxes was $12.2 million, or 34.8% of income before provision for income taxes, in the three months ended September 28, 2008 compared to $13.6 million, or 39.9% of income before provision for income taxes, in the three months ended September 30, 2007. The decrease resulted from a lower effective rate offset by higher income before provision for income taxes in the three months ended September 28, 2008 compared to the three months ended September 30, 2007. The decrease in the effective rate is mainly due to a statutory rate decrease of 2% in the United Kingdom effective April 2008 and a net tax benefit of $1.6 million related to the reversal of tax reserves resulting from the settlement of a state tax audit and expiration of applicable statutes of limitation in certain jurisdictions.

Nine months ended September 28, 2008 compared to nine months ended September 30, 2007

Sales, net

Net sales for the nine months ended September 28, 2008 increased to $409.1 million from $366.4 million in the nine months ended September 30, 2007, an increase of $42.7 million, or 11.6%. This increase was primarily attributable to continued growth in sales of our bareMinerals line of cosmetics, as we continued to broaden distribution across our sales channels both domestically and abroad. The increase in our net sales was realized within both our retail and wholesale segments.

Retail. Net retail sales increased $6.1 million, or 4.0%, to $159.8 million in the nine months ended September 28, 2008 from $153.7 million in the nine months ended September 30, 2007. Net sales from boutiques increased 39.0% to $81.2 million in the nine months ended September 28, 2008 from $58.4 million in the nine months ended September 30, 2007, due primarily to a net increase of 36 boutiques open as of September 28, 2008 compared to September 30, 2007. As of September 28, 2008 and September 30, 2007, we had 81 and 45 open company-owned boutiques, respectively. Offset against this was a decrease of 17.5% in net sales from infomercials to $78.6 million in the nine months ended September 28, 2008 from $95.3 million in the nine months ended September 30, 2007, due primarily to a decline in the performance of our infomercial.

Wholesale. Net wholesale sales increased $36.6 million, or 17.2%, to $249.3 million in the nine months ended September 28, 2008 from $212.7 million in the nine months ended September 30, 2007. Net sales in our premium wholesale channel increased 11.2% to $131.4 million in the nine months ended September 28, 2008 from $118.1 million in the nine months ended September 30, 2007, resulting primarily from continued expansion into additional retail locations at Ulta, Sephora and selected department stores. Net sales to our home shopping television customers grew by 22.4% to $51.1 million in the nine months ended September 28, 2008 from $41.7 million in the nine months ended September 30, 2007, driven by growth in our domestic QVC business as well as the inclusion of home shopping television sales in certain international markets. Net sales to spas and salons increased 25.5% to $49.1 million in the nine months ended September 28, 2008 from $39.1 million in the nine months ended September 30, 2007, largely due to the growth in cosmetics sales to our domestic spa accounts as well as the inclusion of spas and salons in the UK. Net sales to our international distributors increased by 29.3% to $17.7 million in the nine months ended September 28, 2008 from $13.7 million in the nine months ended September 30, 2007.

Gross profit

Gross profit increased $36.6 million, or 14.1%, to $296.0 million in the nine months ended September 28, 2008 from $259.4 million in the nine months ended September 30, 2007. Our retail segment gross profit increased 4.7% to $128.0 million in the nine months ended September 28, 2008 from $122.2 million in the nine months ended September 30, 2007, driven by growth in our boutiques sales channel, offset by a decrease in infomercial net sales. Our wholesale segment gross profit increased 22.5% to $168.1 million in the nine months ended September 28, 2008 from $137.2 million in the nine months ended September 30, 2007, due to increases in sales across wholesale distribution channels.

Gross margin increased 160 basis points to 72.4% in the nine months ended September 28, 2008 from 70.8% in the nine months ended September 30, 2007 primarily due to increasing margins in both segments. Within the retail segment, gross margin increased to 80.1% in the nine months ended September 28, 2008 from 79.5% in the nine months ended September 30, 2007, primarily due to a greater percentage of total retail segment sales derived from our boutiques channel which generally carries a higher margin sales mix relative to infomercial sales. Within the wholesale segment, gross margin increased to 67.4% in the nine months ended September 28, 2008 from 64.5% in the nine months ended September 30, 2007, primarily as a result of a change in product mix towards higher margin non-kit products and sales mix between channels and customers.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $22.1 million, or 17.0%, to $152.4 million in the nine months ended September 28, 2008 from $130.3 million in the nine months ended September 30, 2007. The increase was primarily due to a significant increase in investment in our corporate infrastructure of $13.4 million, including increased headcount costs, headquarters facilities costs, distribution center costs, corporate costs and infrastructure costs relating to our UK acquisition, as well as increased expenses to support sales growth, including $11.2 million in increased boutique operating costs, primarily as a result of the net addition of 36 boutiques since the end of the third quarter of fiscal year 2007 partially offset by a $6.3 million decrease in fulfillment expenses. As a percentage of net sales, selling, general and administrative expenses increased 160 basis points to 37.2% from 35.6%, primarily due to boutique operating costs.

Depreciation and amortization

Depreciation and amortization expenses increased $3.7 million, or 75.9%, to $8.5 million in the nine months ended September 28, 2008 from $4.8 million in the nine months ended September 30, 2007. This increase was primarily attributable to an increase in depreciable assets as we continue to expand the number of company-owned boutiques and invest in our corporate infrastructure as well as an additional $0.7 million of amortization of intangible assets from our UK acquisition in the second quarter of 2007.

Stock-based compensation

Stock-based compensation expense decreased $0.8 million, or 15.0%, to $4.4 million in the nine months ended September 28, 2008 from $5.2 million in the nine months ended September 30, 2007. This decrease resulted primarily from the effect of actual forfeitures.

Operating income

Operating income increased $11.6 million, or 9.8%, to $130.8 million in the nine months ended September 28, 2008 from $119.1 million in the nine months ended September 30, 2007. This increase was primarily due to increases in operating income in both our retail and wholesale segments, reflecting continued sales growth in both segments, partially offset by increased selling, general and administrative costs included in the corporate segment as previously mentioned, and to a lesser extent the effect of boutique operating costs in our retail segment.

Our retail segment operating income increased $0.3 million, or 0.7%, to $52.5 million in the nine months ended September 28, 2008 from $52.2 million in the nine months ended September 30, 2007, which was primarily driven by sales growth in our boutiques sales channel. Increased sales in the retail segment contributed to an increase in gross profit of $5.8 million which was offset by an increase in operating expenses of $5.4 million. The increase in operating expenses was primarily due to increased boutique operating costs of $11.2 million resulting from the net increase of 36 boutiques open since the end of the third quarter of fiscal 2007 partially offset by lower fulfillment costs.

Our wholesale segment operating income increased $26.2 million, or 20.9%, to $151.8 million in the nine months ended September 28, 2008 from $125.5 million in the nine months ended September 30, 2007 due to increased sales across all wholesale sales channels. Our increased sales in the wholesale segment contributed to an increase in gross profit of $30.9 million which was partially offset by an increase in operating expenses of $4.6 million.

Our corporate segment operating loss increased $14.9 million, or 25.5%, to $73.5 million in the nine months ended September 28, 2008 from $58.6 million in the nine months ended September 30, 2007. This increase was largely due to an increase in corporate segment selling, general and administrative expense of $13.4 million, an increase in depreciation and amortization of $2.4 million offset by a decrease in stock-based compensation of $0.8 million. The increase in corporate selling, general and administrative expense was a result of the increase in the investment in our corporate infrastructure to support sales growth.

Interest expense

Interest expense decreased $6.0 million, or 31.7%, to $12.8 million in the nine months ended September 28, 2008 from $18.8 million in the nine months ended September 30, 2007. The decrease was attributable to lower debt balances during the nine months ended September 28, 2008, as a result of repayment of outstanding indebtedness.

Other income, net

Other income, net decreased $0.6 million, or 46.8%, to $0.7 million in the nine months ended September 28, 2008 from $1.3 million in the nine months ended September 30, 2007. The decrease was primary attributable to foreign currency transaction losses resulting from fluctuations in the value of the U.S. dollar as compared to certain foreign currencies as well as lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior year.

Provision for income taxes

The provision for income taxes was $45.2 million, or 38.1% of income before provision for income taxes, in the nine months ended September 28, 2008 compared to $40.5 million, or 39.9% of income before provision for income taxes, in the nine months ended September 30, 2007. The increase resulted from higher income before provision for income taxes offset by a lower effective rate in the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. The decrease in the effective rate is mainly due to a statutory rate decrease of 2% in the United Kingdom effective April 2008 and a net tax benefit of $1.6 million related to the reversal of tax reserves resulting from the settlement of a state tax audit and expiration of applicable statutes of limitation in certain jurisdictions.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital needs and fund ongoing capital expenditures. Through September 28, 2008, we have financed our operations through cash flows from operations, sales of common and preferred shares, borrowings under our credit facilities and issuances of senior subordinated notes.

Our operations provided us cash of $33.2 million in the nine months ended September 28, 2008. At September 28, 2008, we had working capital of $125.4 million, including cash and cash equivalents of $23.0 million, compared to working capital of $84.2 million, including $32.1 million in cash and cash equivalents, as of December 30, 2007. The $9.1 million decrease in cash and cash equivalents resulted from cash used in investment activities of $26.0 million and cash used in financing activities of $16.1 million, partially offset by cash provided by operations of $33.2 million, as a result of net income for the nine months ended September 28, 2008 of $73.4 million. The $41.2 million increase in working capital was primarily driven by increases in inventories, prepaid income taxes and a decrease in accrued liabilities and income taxes payable partially offset by an increase in accounts payable.

Net cash used in investing activities was $26.0 million in the nine months ended September 28, 2008, which consisted of the use of $27.3 million primarily attributable to the opening of 32 company-owned boutiques since fiscal 2007 and our continued investment in our corporate infrastructure, partially offset by proceeds of $1.3 million from the sale of property and equipment. Our future capital expenditures will depend on the timing and rate of expansion of our business, information technology investments, new boutique openings, boutique renovations and international expansion opportunities.

Net cash used in financing activities was $16.1 million in the nine months ended September 28, 2008, which consisted of repayments of $20.5 million on our first-lien term loan, partially offset by an excess tax benefit of $3.0 million relating to stock option exercises.

Our revolving credit facility of $25.0 million, of which approximately $0.1 million was utilized for outstanding letters of credit as of September 28, 2008, and our first-lien term loan of $244.5 million, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody’s rating. As of September 28, 2008, interest on the first-lien term loan was accruing at 5.00% (without giving effect to the interest rate swap transaction discussed below).

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

In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million which declined to $100 million after one year under which, on a net settlement basis, we make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, we have fixed the interest rate for a two-year period subject to market based interest rate risk on $200 million of borrowings for the first year and $100 million for the second year under our First Lien Credit Agreement. Our obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as our obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of September 28, 2008 was $1.8 million, which was recorded in other liabilities in the condensed consolidated balance sheet, with the related $1.8 million unrealized loss recorded and included in equity as a component of accumulated other comprehensive loss, net of tax.

The terms of our senior secured credit facilities require us to comply with financial covenants, including a maximum leverage ratio covenant. We are required to maintain a maximum leverage ratio (consolidated total debt to Adjusted EBITDA) of not greater than 4.5 to 1.0. As of September 28, 2008, our leverage ratio was 1.12 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and we were in compliance with these covenants as September 28, 2008.

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

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures. As part of our business strategy, we intend to invest in making improvements to our systems. We opened 18 boutiques in 2007 and we plan to open approximately 45 new boutiques in 2008 (32 of which were opened as of September 28, 2008), which will require additional capital expenditures. Additionally, we also plan to continue to invest in our corporate infrastructure. We may also look to acquire or invest in businesses or products complementary to our own. We anticipate that our capital expenditures in the year ending December 28, 2008 will be approximately $32.0 million. There can be no assurance that any such capital will be available on acceptable terms or at all. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, warehouses, corporate offices and certain office equipment under noncancelable operating leases with various expiration dates through January 2019. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at September 28, 2008. These future payments are subject to foreign currency exchange rate risk. As of September 28, 2008, the scheduled maturities of our long-term contractual obligations were as follows:

	Remainder of the year ending December 28, 2008	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$3.6	$44.0	$30.0	$57.7	$135.3
Principal payments on long-term debt, including the current portion	6.9	186.0	51.6	—	244.5
Interest payments on long-term debt, including the current portion(1)	3.6	31.5	0.4	—	35.5
Minimum royalties under licensing arrangements	0.2	3.2	2.9	2.9	9.2

Total	$14.3	$264.7	$84.9	$60.6	$424.5

(1)	For purposes of the table, interest expense is calculated after giving effect to our interest rate swap as follows: (i) during the first year of the two-year term of the swap agreement, interest expense on $200 million of our first-lien term loan was calculated based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of September 28, 2008, and (ii) during the second year of the two-year term of the swap agreement, interest expense on $100 million of our first-lien term loan is calculated based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of September 28, 2008 and (iii) after the two-year term of the swap agreement, interest expense on the loan is estimated for all periods based on the rate in effect as of September 28, 2008. A 1% change in interest rates on our variable rate debt, including the effect of the interest rate swap, would result in a change of $10.4 million in our total interest payments, of which $1.3 million would be in the remainder of the year ended December 28, 2008, $9.0 million would be in years 1-3 and $0.1 million would be in years 4-5.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As of September 28, 2008, we had approximately $2.9 million of total unrecognized tax benefits. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits balance may change by a range of zero to $0.3 million in the next twelve months as a result of the settlement of certain tax audits and expiration of applicable statues of limitation in certain jurisdictions. As of September 28, 2008, the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.3 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for the fiscal year ended December 30, 2007, which was filed with the SEC on February 28, 2008. We believe that there have been no other significant changes during the nine months ended September 28, 2008 to the items that we disclosed in our critical accounting policies and estimates with the exception of the adoption of Statement 157, Statement 159 and SAB 110 as noted below.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Statement 162 is not expected to have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities. We have reduced our exposure to interest rate fluctuations by entering into an interest rate swap agreement covering a portion of our variable rate debt. In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, we make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. Our weighted average borrowings outstanding during the nine months ended September 28, 2008 were $250.1 million and the annual effective interest rate for the period was 6.8%, after giving effect to the interest swap agreement. A hypothetical 1% increase or decrease in interest rates would have resulted in a $1.9 million change to our interest expense in the nine months ended September 28, 2008 and $2.5 million on an annualized basis.

Foreign currency risk

Most of our sales, expenses, assets, liabilities and cash holdings are currently denominated in U.S. dollars but a portion of the net revenues we receive from sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our costs of goods sold and other operating expenses are incurred by our foreign operations and denominated in local currencies. While fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates. We do not currently hedge against foreign currency risks.

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

Many members of our senior management team, including our President of Retail, Chief Information Officer, and Vice President Controller have been hired since October 2007. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. Our success also depends on our ability to continue to attract, manage and retain other qualified senior management members as we grow.

The current volatility in global economic conditions and the financial markets may adversely affect our industry, business and results of operations.

The current volatility and disruption to the capital and credit markets has reached unprecedented levels and has significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions have and could further lead to reduced consumer spending in the foreseeable future. Reduced consumer spending may cause changes in customer order patterns including order cancellations, and changes in the level of inventory at our customers, which may adversely affect our industry, business and results of operations.

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions which is a source of credit for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. Based on our latest discussions, we believe that the financial institution under our revolving credit facility would be able to fulfill their commitments as of the filing date of this report. It is difficult to predict how long the current economic and capital and credit market conditions will continue, whether they will continue to deteriorate and which aspects of our products or business may be adversely affected. However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations.

A decline in general economic conditions could lead to reduced consumer demand for our products or change in the type of products purchased by our consumers and have an adverse effect on our net sales, liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our consumers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The current slowdown in the United States economy and the economies of other countries where we sell our products and increased uncertainty as to the economic outlook, could further reduce discretionary spending or cause a shift in consumer discretionary spending to other products or a shift in the mix of our products purchased by consumers. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and excess inventories and hinder our ability to raise prices in line with costs, which could, in turn, lead to merchandise markdowns or impairment charges, adversely affecting our profitability.

Our common stock has only been publicly traded since September 29, 2006, and the price of our common stock may fluctuate substantially.

Our common stock has only been publicly traded since September 29, 2006, and we expect that the price of our common stock will continue to fluctuate substantially. From our initial public offering through October 31, 2008, the trading price of our common stock has ranged from a low of $3.70 to a high of $43.22. Many factors could cause the market price of our common stock to rise and fall, including the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The following documents are incorporated by reference or filed as Exhibits to this report:

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Amended and Restated Bylaws.

10.58	2006 Equity Incentive Award Plan Form of Restricted Stock Unit Agreement.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2006 filed on November 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.

Date: November 5, 2008	By:	/s/ LESLIE A. BLODGETT
Leslie A. Blodgett
Chief Executive Officer and Director

	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick
Executive Vice President, Chief Financial Officer and Chief Operating Officer