Form 10-K
period 2008-12-28
BARE ESCENTUALS INC
filed 2009-02-26
CIK 1295557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33048

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.3 billion based on the closing sale price as reported on the Nasdaq Global Select Market.

There were 91,651,972 shares of the registrant’s common stock issued and outstanding as of the close of business on February 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 In some cases, forward-looking statements can be identified by words such as “anticipate,” “expect,” “believe,” “plan,” “intend,” “predict,’ ‘“will,” “may,” and similar terms. The forward-looking statements in this Form 10-K include, but are not limited to, statements regarding our plans to grow our business by expanding product offerings and developing new brands or brand extensions; our planned opening of new boutiques; our plans to enhance our information technology systems and make other investments in corporate infrastructure; our intention to invest strategically in areas of our business and the potential for those investments to createlong-term value; our expectations for future revenue, margins, expenses, operating results, inventory levels and capital expenditures; our anticipated working capital needs and the adequacy of our capital resources; and our possible acquisition of or investment in complementary businesses or products. Such forward-looking statements are based on current expectations, estimates and projections about our industry, as well as our management’s beliefs and assumptions. Forward-looking statements, by their nature, involve risks and uncertainties and are not guarantees of future performance. Our actual results may differ materially from the results discussed in the forward-looking statements due to a variety of factors including, but not limited to, those discussed in Item 1A “Risk Factors” in this Form 10-K. The discussion throughout this Form 10-K should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplemental Data” in this Form 10-K. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as result of new information, future events or otherwise.

BARE ESCENTUALS, INC.

2008 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

Bare Escentuals, Inc. is one of the leading prestige cosmetic companies in the United States and an innovator in mineral-based cosmetics. We develop, market and sell branded cosmetics and skin care products primarily under our bareMinerals, RareMinerals, Buxom and md formulations brands worldwide. We believe our bareMinerals cosmetics, particularly our core foundation products, offer a highly differentiated, healthy and lightweight alternative to conventional liquid- or cream-based cosmetics while providing light to maximum coverage for all skin types. As such, we believe our foundation products have broad appeal to women of all ages including women who did not previously wear foundation before using bareMinerals. We utilize a distinctive marketing strategy and a multi-channel distribution model utilizing traditional retail distribution channels consisting of premium wholesale, including Sephora, Ulta and selected department stores; company-owned boutiques; and spas and salons; as well as direct to consumer distribution channels consisting of home shopping television on QVC; infomercials; and online shopping. The Company also sells products internationally in the United Kingdom, Japan, France, Germany and Canada as well as in smaller international markets via distributors. This model has enabled us to increase our brand awareness, consumer loyalty and market share and achieve favorable operating margins. From 2004 through 2008, we increased net sales approximately 40.7% on a compound annual basis, and during the fiscal year ended December 28, 2008, our operating income was 31.5% of net sales.

Our bareMinerals-branded products include our core foundation products and a variety of eye, cheek, lip and face products such as blushes, all-over-face colors, finishing powders, liner shadows, eyeshadows, glimmers and lipsticks. Our bareMinerals products are made primarily from finely milled minerals and do not contain any of the chemical additives commonly found in liquid, cream and pressed cosmetics, such as preservatives, oil, fragrances, talc, waxes, binders and other potential skin irritants. We design our products to provide women with the look and feel of “bare” skin while effectively concealing skin imperfections such as blemishes, rosacea and acne that can be exacerbated by traditional cosmetics. We believe that bareMinerals appeals to women who prefer a more natural look relative to traditional foundation or simply prefer products with a natural formulation. In addition to our bareMinerals products, we offer a broad range of other cosmetics and accessories, including facial-prep products, lip-glosses, lip liners, mascaras under our Buxom and bareVitamins brand names and application tools and brushes. Additionally, we sell a mineral-based skin care line utilizing patent-pending mineral extraction technology under our RareMinerals brand. We also offer a wide range of professional skin care products under the md formulations brand.

A core element of our success is our distinctive marketing strategy and multi-channel distribution model. We focus on educating consumers about the unique benefits of our products, developing intimate relationships with those consumers, and capitalizing on our multi-channel distribution strategy to effectively reach and engage those consumers. We believe educational media such as home shopping television and infomercials are effective at informing consumers about the innovative product formulation, application technique and resulting benefits of our bareMinerals cosmetics. We also believe that our company-owned boutiques enhance the authenticity of our brand and provide a personal environment in which we offer our broadest product assortment and provide one-on-one consumer consultations and product demonstrations. At the same time, our physical presence at specialty beauty retailers such as Sephora and Ulta as well as certain department stores have helped to further strengthen our brand image and provide additional points of contact to educate consumers about our products. Moreover, this model allows us to:

•	acquire new consumers and maintain premium brand positioning without the large expenditures on print-based advertising and marketing common in our industry;

•	provide consumers the ability to select the most convenient channel in which to purchase our products;

•	develop intimate consumer relationships that foster brand loyalty and encourage repeat purchases;

•

build a base of recurring revenues as a substantial percentage of our infomercial consumers participate in our product continuity programs through which products initially purchased are automatically replenished; and

•	drive traffic across our sales channels.

As of December 28, 2008, our domestic points of distribution included approximately 795 retail locations consisting of specialty beauty retailers Sephora and Ulta as well as certain department stores, 94 open company-owned boutiques as well as direct-response television such as our infomercials and home shopping television. Our products are also sold in approximately 1,480 domestic spa and salon locations and online at www.bareescentuals.com, www.bareminerals.com and www.mdformulations.com. We also sell products internationally in the United Kingdom, Japan, France, Germany and Canada as well as in smaller international markets via distributors.

Company History

The Bare Escentuals brand dates back to the opening of our first boutique in 1976. The Company was originally incorporated in Delaware on March 9, 2004 under the name STB Beauty, Inc. On February 24, 2006, the Company changed its name to Bare Escentuals, Inc. The Company was incorporated in order to acquire through its wholly owned subsidiary, STB Beauty Acquisition, Inc., 100% of the outstanding capital stock of MD Beauty, Inc. in a merger and recapitalization transaction (the “June 2004 Recapitalization”). Contemporaneous with the June 2004 Recapitalization, on June 10, 2004, STB Beauty Acquisition, Inc. was merged with and into MD Beauty, with MD Beauty being the surviving corporation operating as a wholly owned subsidiary of Bare Escentuals, Inc.

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

On April 3, 2007, we completed our acquisition of U.K.-based Cosmeceuticals Limited (“Cosmeceuticals”), which distributes Bare Escentuals’ products to spas and salons, QVC U.K. and certain department stores in the U.K. and Ireland. The acquired entity has been renamed Bare Escentuals U.K. Ltd. The Company’s primary reason for the acquisition was to reacquire its distribution rights and to expand its market share. The consideration for the purchase was cash of $23.1 million, comprised of $22.4 million in cash consideration and $0.7 million of transaction costs. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition.

One of our key objectives is the further expansion of our business internationally and as a consequence, the operating results that we review to make decisions about resource allocations and to assess performance have changed to be more geographically focused. In the fourth quarter of fiscal 2008, we re-evaluated how we internally review our business performance and, in turn, changed our operating segments. The new segments include North America Retail, North America Direct to Consumer and International. As a result, historical segment financial information presented and the discussions contained in this Annual Report on Form 10-K have been revised to reflect these new operating segments. Financial information for each of our last three fiscal years for each of these business segments is contained in Note 19 “Segment and Geographic Information” of our Notes to Consolidated Financial Statements.

Brands and Products

Cosmetics Brands

bareMinerals. Our bareMinerals branded products include our core foundation products and a wide variety of eye, cheek, and face products such as blushes, all-over-face colors, finishing powders, liner shadows, eyeshadows and glimmers. All of our bareMinerals-branded eye, cheek and face products are made primarily from finely milled minerals and do not contain any of the chemical additives commonly found in liquid, cream and pressed cosmetics, such as preservatives, oil, fragrances, talc, waxes, binders and other potential skin irritants. We believe the efficacy of our products, as well as their positioning as a healthy and natural alternative to conventional cosmetics, appeals to a broad range of women who prefer a more natural look and feel, have skin conditions such as allergies, rosacea or acne that can be exacerbated by traditional cosmetics, or simply prefer products with a natural formulation.

Buxom and bareVitamins. Our Buxom and bareVitamins branded cosmetics and products include a broad assortment of fashionable color cosmetics and accessories including prep-products, lipsticks, lip glosses, lip liners and mascaras.

Our cosmetics products, inclusive of the bareMinerals, Buxom and bareVitamins brands, comprised approximately 92.8%, 93.8% and 92.9% of our net sales for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. Our bareMinerals foundation comprised approximately 43.8%, 46.0% and 47.6% of our net sales for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 respectively

Skin Care Brands

RareMinerals. Our RareMinerals branded products represent an innovative extension of our mineral-based expertise into the skin care category and offers women a natural, mineral-based alternative to traditional skin care products. Based on a patent-pending mineral extraction technology, our RareMinerals products deliver concentrated organic macro and micro minerals to the skin to reduce the appearance of imperfections and increase skin firmness and hydration. The RareMinerals line currently includes a facial cleanser, facial mist, moisturizer, nighttime skin treatment and an acne treatment product.

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

For example, our introductory complexion kit, which we market across all distribution channels, includes an assortment of our core products, including two different shades of bareMinerals foundation, Mineral Veil finishing powder, Warmth all-over face color, an application brush, a full coverage brush, a maximum coverage concealer brush and an instructional video. We also offer promotional kits which are typically “themed” to address specific end uses, targeted consumer segments or seasonal offerings. In addition, we produce limited quantities of many of our kits, which helps to generate excitement among consumers due to product scarcity.

Distribution Channels and Segments

We believe that a core element of our success is our distinctive multi-channel distribution model consisting of premium wholesale, company-owned boutiques, spas and salons, home shopping television, infomercials, online shopping and international distributors. We believe that this distribution model, through which each channel reinforces the others, provides:

•	greater brand awareness across channels;

•	cost-effective consumer acquisition and education;

•	premium brand positioning without the large expenditures on print-based advertising and marketing common in our industry; and

•	improved convenience for consumers.

We use infomercials and home shopping television to develop brand awareness and educate consumers on product differentiation, proper application and resulting benefits. We believe this increased brand awareness drives consumers to shop in our company-owned boutiques and other retail distribution points where we are able to sell a broader assortment of our products and can interact with consumers on a one-on-one basis. In turn, we believe that our physical presence at specialty beauty retailers, such as Sephora and Ulta, as well as certain department stores further enhances our brand image and validates the premium positioning of our products.

Our distribution channels are organized within three strategic segments as follows:

•	Our North America Retail segment includes the United States and Canada and consists of our company-owned boutiques; premium wholesale and spas and salons.

•	Our North America Direct to Consumer segment includes infomercials, home shopping television in the United States and Canada and online shopping.

•	Our International segment includes premium wholesale, spas and salons, home shopping television, infomercial, and international distributors outside of North America.

North America Retail

Net sales from our North America Retail segment accounted for 57.5% of total net sales for the year ended December 28, 2008. This segment targets a consumer who may be less inclined to shop at home and provides an inviting venue for consumers to experience the products first-hand and discuss product features and benefits with experienced sales personnel.

Company-owned boutiques reinforce our brand image, generate strong sales productivity and can be readily adapted to different location requirements. Our boutiques typically offer our broadest assortment of products, including our bareMinerals and Buxom cosmetics, our RareMinerals products and md formulations products.

Premium wholesale enables us to provide additional points of contact to educate consumers about our products, expand our traditional retail location penetration with limited capital investment, and further strengthen our brand image. As of December 28, 2008, our products were distributed in a total of approximately 795 North American premium wholesale locations, which include Ulta, Sephora, Nordstrom, Macy’s, Sephora in JCPenney, Bloomingdales and Shoppers Drug Mart in Canada.

Spas and salons provide an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the skin and complexion benefits that our bareMinerals, RareMinerals and md formulations products provide. As of December 28, 2008, our products were offered in approximately 1,480 spa and salon locations in the United States.

North America Direct To Consumer

Net sales from our North America Direct To Consumer segment accounted for 30.6% of total net sales for the year ended December 28, 2008. This segment targets a consumer who may be more inclined to shop at home via the telephone through our infomercial and home shopping television channels or via the internet.

Infomercials create broad brand awareness, communicate the unique properties of mineral-based cosmetics and educate the consumer regarding proper application techniques. Since we first launched our long-form infomercial in 2002, this channel has served as one of our primary marketing mediums as well as a profitable sales and consumer acquisition channel. Our infomercials reach a large and diverse array of consumers through airings on cable and network television. Our long-form infomercial program regularly appears on cable networks such as TV Guide Channel, The Food Network, TLC, Lifetime Television Networks, tru TV, CNBC, Travel and Women’s Entertainment (WE) and many other smaller cable networks and local stations.

We work primarily with one independent media agency to develop a media strategy and acquire desired time slots. We seek to achieve maximum media effectiveness through, among other techniques, regular performance evaluations of program airings, ongoing development of new infomercial content, management of local and national media mix and review of television station performance.

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

We believe that home shopping television is another strong consumer acquisition channel that also educates the consumer. Since 1997, we have marketed and sold our bareMinerals cosmetics line along with other Bare Escentuals products on-air at QVC, through QVC’s website at www.qvc.com and in a QVC-produced Bare Escentuals-specific catalog.

QVC Agreement. In December 1998, we entered into an agreement with QVC, Inc., under which we granted to QVC the exclusive right to promote, advertise, market, sell and distribute our products in all distribution channels in the United States other than our company-owned boutiques and prestige retail channels. For purposes of the QVC agreement, prestige retail channels means traditional department stores and specialty stores, specialty boutiques and beauty salons but excludes all other retail channels of distribution, including discount stores, drug stores, warehouse stores, superstores and retail outlet stores. In September 2006, we entered into an amendment to our agreement with QVC that gives us the right to enter into additional distribution channels. Under the amendment, we may promote, advertise, market and sell our products on our websites, and through advertising, catalogs, direct mail promotions and telephone numbers listed in our websites, catalogs and direct mail promotions, so long as we pay QVC a specified royalty on net sales of our products in these channels, which we refer to as Company Direct Marketing Media. Internet sales in the United States of products offered in the same configuration as on our infomercials bear a lower royalty rate than other net sales made through Company Direct Marketing Media. The amendment also states that we may sell our products through the catalogs, direct mail promotions and websites of our prestige retail customers, again subject to payment of a specified royalty on these catalog, direct mail and website sales, which we refer to as Prestige Retail Direct Marketing Media. Our agreement prohibits us from selling products through retail channels not considered “prestige,” such as discount stores, warehouse stores and superstores and their associated websites. Under the amended agreement, we also have the right to promote and sell our products through infomercials, so long as we give QVC thirty days to match any bona fide third-party offer for infomercial rights in the United States.

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

We also offer our products through various online venues. In addition to sales via our premium wholesale customer websites such as www.sephora.com, www.ulta.com and www.nordstrom.com, we also sell products directly through our own websites, www.bareminerals.com for sales of infomercial products, www.bareescentuals.com for sales of our bareMinerals, Buxom, and RareMinerals products and www.mdformulations.com for sales of professional skin care products. In addition to allowing consumers to purchase a broad range of our products, our websites also educate consumers as to the benefits as well as proper usage and application techniques for each product offered.

International

Net sales from our International segment accounted for 11.9% of total net sales for the year ended December 28, 2008. Given the size of the international market for cosmetics and skin care, a key part of our strategy includes expanding our business globally.

Similar to our strategy in the U.S., we are building brand awareness through media channels such as infomercial and home shopping television in key international markets. We have partnered with a third party to build our infomercial business in Japan. We currently have an international home shopping television presence and appear on QVC in Japan, the U.K. and Germany. We have granted QVC the exclusive right to promote, advertise, market and sell our products in Japan, Germany and the United Kingdom, subject to our rights to promote, advertise, market and sell our products in the same distribution channels available to us in the United States. We may terminate QVC’s exclusive rights in Japan, Germany or the United Kingdom if our on-air minutes on QVC in any such country for a given calendar year falls below a specified minimum number of minutes for such country. We are required to pay QVC specified royalties on net sales pursuant to Company Direct Marketing Media in Japan, Germany and the United Kingdom other than internet sales of products offered in the same configuration as on our infomercials on which we are not required to pay a royalty. We are not required to pay a royalty on net sales in Japan, Germany or the United Kingdom pursuant to Prestige Retail Direct Marketing Media, and QVC does not have a right of first refusal with respect to infomercials in these markets.

At the same time, we are growing our global presence at physical locations through our relationship with Sephora and through an expansion in department store locations in the U.K. Currently, we have a presence in approximately 325 international Sephora locations primarily in France, Spain, Italy and Dubai, as well as 20 department stores, primarily located in the U.K. and Ireland.

At the end of fiscal 2008, our products were offered at approximately 1,700 spas and salons in the U.K.

We also sell both our bareMineralss and md formulations products in smaller international markets primarily through a network of third-party distributors. We have reduced our base of international distributors in order to devote additional resources to countries with significant cosmetics markets.

The success of our International segment is subject to the risk described in the risk factors entitled “Our future success depends on our ability to continue to grow our international business” and “We are subject to risks related to our international operations” which are included in Part I, Item 1A – Risk Factors of this annual report.

Certain financial information regarding our segments, geographic areas and export sales is set forth in Note 19 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Marketing and Promotion

We have an innovative, media-driven marketing strategy which focuses on educating consumers about the benefits of our products, developing intimate relationships with those consumers, and leveraging our multi-channel distribution approach to effectively reach and engage those consumers.

We employ the following marketing techniques:

Educational Media. Our primary method of building brand awareness is through educational media including both our infomercial programs and home shopping television. In addition to being profitable consumer acquisition channels, these sales channels provide an opportunity for us to communicate the benefits of our products to a broad audience as well as build brand awareness.

Consumer Testimonials. We believe that one of the keys to the success of our brands have been testimonials from our consumers regarding the benefits of our products. As opposed to other cosmetics companies that rely on image-based marketing, we have used consumer testimonials, including before and after photos, in our marketing which allow us to demonstrate both the efficacy of our products and the increased self-confidence that our products have given many women. We believe that consumer testimonials are a particularly powerful component of our educational media marketing.

Public Relations. We have benefited from a broad range of media and editorial coverage that has highlighted our innovative products and success. Our products have been profiled in magazines such as Lucky, Allure, Glamour, Marie Claire, Elle, Shape, Better Homes and Gardens, InStyle, O, the Oprah Magazine,

Cosmopolitan, Natural Health, Teen Vogue and Latina. We also benefit from public appearances by Leslie Blodgett, our Chief Executive Officer, at our retail events, which have been covered on local television news broadcasts.

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

Product Sampling Programs. During fiscal year 2008, we introduced large scale sampling programs to allow consumers to try our product free of charge. We believe there is a gap between awareness and trial of mineral based cosmetics, and sampling programs are a way to help close that gap. Consumer research indicates our existing customer base is extremely loyal with over 90% of them indicating they are likely to remain with our brand. As a result, we intend to use sampling as a vehicle to introduce our products to consumers and hopefully convert them into loyal advocates of our brand.

Product Development

We focus a significant portion of our product development efforts on creating new products and improving existing products based on feedback and suggestions from our consumers. Many of these suggestions are the catalyst for new product development including the introduction of our Prime Time Foundation Primer and Prime Time Eyelid Primer as well as the expansion of our RareMinerals line of skin care products.

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

We also believe we have built a specialized distribution platform that we can use to market new concepts and products. We intend to continue to create new products and improve existing products in our core product lines by incorporating consumer feedback into our product development efforts. In addition, we intend to capitalize on our extensive knowledge and experience in mineral-based cosmetics to develop other prestige beauty products and use the success of our bareMinerals brand, as well as our loyal consumer base, to market these products.

Sourcing

We use third-party contract manufacturers and suppliers to obtain substantially all raw materials, components and packaging products and to manufacture finished products relating to our bareMinerals and md formulations brands. We utilize approximately 30 different product and packaging suppliers from which we source and contract manufacture our products. Suppliers purchase all necessary raw materials, including the minerals used to manufacture our products. BioKool, LLC is the sole supplier of the proprietary ingredient in our RareMinerals products. Other than the ingredient supplied by BioKool and an ingredient in certain products, we do not believe any of the raw materials used in our products is scarce or that raw materials or lack of suppliers present a potential supply chain risk. Each supplier manufactures products that meet our established guidelines.

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

Fulfillment

In February 2007, we entered into a ten-year lease for an approximately 300,000 square foot facility in Obetz, Ohio. The facility in Obetz is within two business days of approximately 60% of the U.S. population, and services North American premium wholesale customers, company-owned boutiques, QVC, infomercial and online shopping customers. In April 2008, we amended our lease to expand the warehouse capacity to 408,000 square feet to support our planned growth. In connection with the expansion we dedicated certain warehouse space for kit assembly processes and we also terminated our relationship with Datapak and brought in-house the fulfillment for direct response television and e-commerce. We believe these measures improve customer service, improve flexibility to offer promotional items and reduce shipping time and costs to our customers.

The Company also operates a 69,000 square foot facility in Hayward, California and a 28,000 square foot distribution facility in Basildon, United Kingdom. Both of these facilities currently support operations outside North America.

Information Technology

We use our information systems to manage our wholesale, retail, and corporate operations. These management information systems provide business process support and intelligence across our multi-channel operations. Our systems consist of merchandising, wholesale order management, retail point of sale and inventory management, and finance and accounting systems.

Our data center is located at an offsite third-party facility with redundant systems for power, HVAC and security as well as seismic precautions and fire suppression. In addition, this facility has been granted “Essential Facility” status according to applicable building codes, which provides greater assurance that the facility will remain operational during and after a major earthquake, and that tenants will be allowed on-site without the city inspection required of non-essential structures.

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary for manufacturing, marketing, distributing and selling our cosmetics, fragrances and skin care brands. These marks include brand names for products as well as product categories, including: md formulations, bareMinerals, RareMinerals, Buxom, bareVitamins, MD Forte and Mineral Veil. All of these trademarks are the subject of either registrations or pending applications in the United States, as well as numerous other countries worldwide where we do business. In general, trademarks are valid as long as they are in use and/or their registrations are properly maintained, and trademark registrations can generally be renewed indefinitely so long as the marks are in use. We consider the protection and enforcement of our trademark rights to be important to our business.

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

Rights to md formulations. Our MD Formulations, Inc. subsidiary acquired rights to the md formulations trademarks and some of our md formulations product rights from a large specialty pharmaceutical company in 1999. We currently sell our md formulations products in sales channels that arguably exceed the permitted field of use specified in the purchase agreement. The agreement provides for the sale to MD Formulations of md formulations product rights for use in a field of use defined as the research, development, manufacture, marketing and sale of alpha hydroxy acid, or AHA, skin care products to “skin care aestheticians” worldwide and to physicians outside of the United States. During the past five years we have sold md formulations products in our premium wholesale channels, through our own boutiques, on our mdformulations.com website, to spas and salons and to international distributors. The party from which we purchased the md formulations product rights is aware of our sales in these channels and has not requested that we discontinue sales in these channels, although it has to date refused our requests to extend the license to explicitly cover all of these sales. However, if it were to challenge our rights to sell md formulations products in these distribution channels, we could be required to engage in litigation or negotiation regarding these rights or enter into a commercial arrangement with respect to these rights.

BioKool Agreement. We also hold a license with BioKool, LLC for its patent-pending mineral extraction technology, which we use in our RareMinerals products. In September 2005, we entered into a license and supply agreement with BioKool in contemplation of new product development, pursuant to which we have the exclusive, worldwide right to use its proprietary mineral ingredients in our personal care products. BioKool has agreed to supply all of our requirements for the ingredients. We will make orders on a purchase order basis and are not required to purchase any minimum quantity. We may cancel or change a purchase order on 30 days notice without incurring any charges. Upon the completion of a successful clinical test during the year ended December 31, 2006, we paid BioKool $1.0 million. We are required to use commercially reasonable efforts to incorporate the licensed ingredients into commercial products. In the year ended December 31, 2006, we launched commercial sales of the products containing the licensed ingredients. We are required to pay a royalty on net sales of such products, including a minimum royalty amount. The agreement expires in September 2015, but may be renewed thereafter. In addition, we have the sole right to renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the first commercial launch of a product. In July 2008, the Company elected to exercise its option to renegotiate its minimum royalties and is currently in the process of renegotiation. Either party has the right to terminate the agreement if the other party fails to perform any material term of the agreement subject to 60 days’ prior written notice. Upon termination, we may sell any products in our inventory, but may not make any additional products containing the licensed ingredients. BioKool has agreed to indemnify us against any liabilities we incur based upon a claim that the licensed ingredients or the BioKool mineral technology infringes upon any intellectual property rights of others. In addition, we have agreed to indemnify BioKool against any liabilities to the extent based upon claims that the products we develop using the mineral technology infringe upon any intellectual property rights of others or claims alleging misrepresentations regarding the efficacy of our products.

We own numerous copyrights and trade dress rights for our products, product packaging, and catalogs.

Competition

The beauty industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition is generally a function of brand strength, assortment and continuity of merchandise selection, reliable order fulfillment and delivery, and level of brand support and customer support. We compete with a large number of multi-national manufacturers and marketers of beauty products, many of which have significantly greater resources than we do. Many of our competitors also have the ability to develop and market products similar to and competitive with our products. Specifically, we compete with the major makeup and skin care companies which market many brands including Avon, Bobbi Brown, Chanel, Clarins, Clinique, Estée Lauder, L’Oréal, Lancôme, M.A.C., Maybelline, Neutrogena, Shiseido and Smashbox . Most, if not all of these competitors, have recently launched mineral-based makeup. We also compete with several smaller prestige boutique and designer mineral-based cosmetics brands.

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

Under the Federal Food, Drug and Cosmetic Act, or the FDC Act, cosmetics are defined as articles applied to the human body to cleanse, beautify or alter the appearance. Cosmetics are not subject to pre-market approval by the FDA but the product and ingredients must be tested to assure safety. If the product or ingredients are not tested for safety, a specific warning is required. The FDA monitors compliance of cosmetic products through random inspection of cosmetic manufacturers and distributors. The FDA utilizes an “intended use” doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product. If a cosmetic product is intended for a disease condition or to affect the structure or function of the human body, the FDA will regulate the product as a drug rather than a cosmetic. The product will then be subject to all drug requirements under the FDC Act including pre-approval by the FDA of the product before future marketing. The labeling of cosmetic products is subject to the requirements of the FDC Act, the Fair Packaging and Labeling Act and other FDA regulations. If the FDA considers label claims for our cosmetic products to be claims affecting the structure or function of the human body, our products may be regulated as new drugs. If our products are regulated as new drugs by the FDA, we would be required to conduct clinical trials to demonstrate safety and efficacy of our products in order to continue marketing such products. However, we may not have sufficient resources to conduct any required clinical studies and we may not be able to demonstrate sufficient efficacy or safety data to resume future marketing of such products. Any inquiries from the FDA or other foreign regulatory authorities into the regulatory status of our cosmetic products and any related interruption in the marketing and sale of those products could severely damage our brands and company reputation in the marketplace.

Our current products intended to treat acne or otherwise affect the structure or function of the body are considered over-the-counter, or OTC, drug products by the FDA. Regulation of OTC drug products is done through a “monograph” system that specifies permitted active drug ingredients and their concentrations and permissible product claims based on the intended use of the product.

Employees

As of December 28, 2008, we had 2,779 employees, of whom 1,045 were full-time employees and 1,734 were part-time employees. During the fourth quarter of each year, we increase the sales force at our boutiques to meet consumer demand during the peak holiday selling season. Thus, the total number of employees fluctuates with the most changes occurring at the boutique sales level.

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

During the year ended December 28, 2008, approximately 71.0% of our net sales were derived from our sales of foundation products.

We are vulnerable to shifting consumer tastes and demands and cannot be certain that our foundation will maintain its popularity and market acceptance. Our growth and future success will depend, in part, upon consumer preferences for our mineral-based foundation products. A decline in consumer demand for our mineral-based foundation would result in decreased net sales of our products and harm our business. Moreover, we are identified as a mineral-based cosmetics company, and it would likely damage our reputation were these products to fall out of favor with consumers.

The current volatility in global economic conditions and the financial markets may adversely affect our industry, business and results of operations.

The current volatility and disruption to the capital and credit markets has reached nearly unprecedented levels and has significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions have and could further lead to pricing pressures and reduced consumer spending in the foreseeable future. Reduced consumer spending may cause changes in customer order patterns including order cancellations, and changes in the level of inventory at our customers, which may adversely affect our industry, business and results of operations.

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions which is a source of capital for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. It is difficult to predict how long the current economic and capital and credit market conditions will continue, the extent to which they will continue to deteriorate and which aspects of our products or business may be adversely affected. However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, we are likely to experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations.

We do not have long-term purchase commitments from our significant customers, and a decrease or interruption in their business with us would reduce our sales and profitability.

We depend on sales to specialty beauty retailers and QVC, Inc. for a significant portion of our net sales. Sales to Sephora, Ulta and QVC accounted for an aggregate of 40.5% of our net sales for the year ended December 28, 2008, with sales to each of these customers accounting for greater than 10% of our net sales for the year ended December 28, 2008. Our arrangement with QVC does not obligate QVC to make any purchases of our products or to undertake any efforts to promote our products on air or otherwise, and our arrangements with each of Sephora and Ulta are by purchase order and are terminable at will at the option of either party. A substantial decrease or interruption in business from these significant customers could result in inventory write-

offs or in the loss of future business and could reduce our liquidity and profitability. In addition, our appearances on QVC enhance our brand awareness and drive sales both on QVC and in our other sales channels. As a result, a decision by QVC to reduce the number of times per year it features our products on air or the type of such appearances would cause a decline in our sales to QVC and could cause sales in our other channels to suffer.

In the future, our significant customers may undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease their orders for our products. Any severe adverse impact on the business operations of our significant customers may have a corresponding negative effect on us. One or more of these customers may decide to exclusively feature a competitor’s mineral-based products, develop their own store-brand mineral-based products or reduce the number of brands of cosmetics and beauty products they sell, any of which could affect our ability to sell our products to them on favorable terms, if at all. Our loss of significant customers would impair our sales and profitability and harm our business, prospects, financial condition and results of operations.

The beauty industry is highly competitive, and if we are unable to compete effectively it could significantly harm our business, prospects, financial condition and results of operations.

The beauty industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. Our products face, and will continue to face, competition for consumer recognition and market share with products that have achieved significant national and international brand name recognition and consumer loyalty, such as those offered by global prestige beauty companies Avon Products, Inc., Elizabeth Arden, Inc., The Estée Lauder Companies, Inc., L’Oréal S.A. and Neutrogena, each of which have launched and are promoting mineral-based makeup brands. These companies have significantly greater resources than we have and are less leveraged than we are. These competitors typically devote substantial resources to promoting their brands through traditional forms of advertising, such as print media and television commercials. Because of such mass marketing methods, these competitors’ products may achieve higher visibility and recognition than our products. In addition, these competitors may duplicate our marketing strategy and distribution model to increase the breadth of their product sales.

The total market for prestige cosmetics was not growing rapidly prior to the current recession. As a result, competition for market share in this cosmetics category is especially intense, even when economic conditions are favorable. In order to succeed, we must continue to take market share from our competitors across all of our sales channels. We compete with prestige cosmetics companies primarily in department store and specialty beauty retail channels, but prestige cosmetics companies also recently have increased their sales through infomercial and home shopping television channels. Mass cosmetics brands are sold primarily though channels in which we do not sell our products, such as mass merchants, but mass cosmetics companies are increasingly making efforts to acquire market share in the higher-margin prestige cosmetics category by introducing brands and products that address this market. If we are unable to maintain or improve the inventory levels and in-store positioning of our products in third-party retailers or maintain and increase sales of our products through our other distribution channels, including infomercials, home shopping television and other direct-to-consumer methods, our ability to achieve and maintain significant market acceptance for our products could be severely impaired. Further, the trend toward consolidation in the retail industry, particularly in developed markets such as the United States and Western Europe, could result in our becoming increasingly dependent upon some retailers, who have increased their respective bargaining strength.

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

The mineral-based makeup category has become increasingly competitive and we may be unable to differentiate our product from other mineral-based makeup brands which would adversely affect our ability to acquire new customers and harm our sales.

In addition to global prestige beauty companies such as Avon Products, Inc., Elizabeth Arden, Inc., The Estee Lauder Companies, Inc., L’Oreal S.A. and Neutrogena launching their own mineral-based makeup brands, a number of smaller companies have also launched mineral-based makeup lines given that the process for production of mineral-based cosmetics is not subject to patent protection and there is a low barrier to entry into the market for such products. Some of these competitors have significant experience using infomercials to market and sell cosmetics and skin care products and have employed marketing strategies and distribution models similar to ours. If these smaller companies’ products prove successful or if global prestige beauty companies were to significantly increase production and marketing of their mineral-based cosmetics, our net sales could suffer. If, through our marketing efforts, such as our infomercial and foundation sampling initiative, we are unable to successfully differentiate the quality of our mineral-based makeup from our competitors’ products, our ability to acquire new customers will suffer. If consumers prefer our competitors’ products over ours, we would lose market share and our net sales will decline. New products that we develop might not generate sufficient consumer interest and sales to become profitable or to cover the costs of their development.

Our future success depends on our ability to continue to grow our international business.

Our future success depends on our ability to continue to grow our international business, which increased from approximately 7.9% of our net sales in 2007 to approximately 12.1% of our net sales in 2008. In order to successfully grow our international business, we need to develop successful retail and distribution partnerships in each international market and effectively translate the appeal of our products within those markets. As other global prestige beauty companies have more experience developing, marketing and selling their products for and to markets outside of the U.S., we are competing against well-established brands with sophisticated international operations and significantly greater resources than us. Achieving growth in our international business will require investment in product development, marketing initiatives, distribution channels, information technology, operating infrastructure and the hiring and training of additional international employees. For example, in 2009 we plan to increase the number of international customers who will be supported through our distribution facility in the United Kingdom, which will require investment in information technology infrastructure and the hiring and training of additional employees who will manage the new distribution process. In addition to the monetary investment required to grow our international business, time and energy spent by our executive team on our international business may distract them from our core domestic business and operations. Our ability to grow our international business involves significant risks and uncertainties. Our efforts to increase sales of our products outside the U.S. may not be successful and may not achieve higher sales or gross margins or otherwise contribute to profitability.

We are subject to risks related to our international operations.

As we seek to expand our international operations, we will be increasingly susceptible to the following risks associated with international operations:

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

Our ability to succeed depends, to a significant extent, on our ability to grow our business while maintaining profitability. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability has in the past and will in the future depend upon a number of factors, including, without limitation:

•	the level of competition in the beauty industry;

•	our ability to continue to execute successfully our strategic initiatives and growth strategy;

•	general economic conditions and consumer confidence,

•	our ability to sell our products effectively through our various distribution channels in volumes sufficient to drive growth and leverage our cost structure and media spending;

•	our ability to improve our products continuously in order to offer new and enhanced consumer benefits and better quality;

•	our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•

the efficiency and effectiveness of our sales and marketing efforts, including through infomercials and QVC, in building product and brand awareness, driving traffic to our various distribution channels and increasing sales;

•	our ability to identify and respond successfully to emerging trends in the beauty industry;

•	our ability to maintain and intensify our consumers’ emotional connection with our brand, including through friendly and effective customer service and contacts;

•	our ability to maintain public association of our brand with prestige beauty products;

•	the level of consumer acceptance of our products.

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

We have grown rapidly, with our net sales increasing from approximately $141.8 million for the year ended January 2, 2005 to approximately $556.2 million for the year ended December 28, 2008. Sales in international markets have contributed to our rapid growth as our net sales in international markets has increased from approximately $8.7 million for the year ended January 2, 2005 to approximately $67.2 million for the year ended December 28, 2008. Our growth has placed, and will continue to place, a strain on our management team, information systems and other resources. To manage growth effectively, we must:

•	continue to enhance our operational, financial and management systems, including our warehouse management, inventory control and in-store point-of-sale systems both in the U.S. and abroad;

•	maintain and improve our internal controls and disclosure controls and procedures; and

•	expand, train and manage our employee base both in the U.S. and abroad.

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

A prolonged continuation of the current economic climate or further decline in general economic conditions could create pricing pressures and lead to reduced consumer demand for our products and/or the financial strength of our customers that are retailers, which could adversely affect our net sales, liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our consumers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The current crises in the United States economy and the economies of other countries where we sell our products and increased uncertainty as to the economic outlook, could further reduce discretionary spending or cause a shift in consumer discretionary spending to other products or a shift in the mix of our products purchased by consumers. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. A decline in consumer purchases of discretionary items may also impact our customers that are retailers. We generally extend credit to a retailer based on an evaluation of its financial condition, generally without requiring any collateral. Financial difficulties of a retailer could cause us to limit or terminate business with that customer. We may also assume more risk associated with receivables from that retailer and our inability to collect the receivable from one of our larger customers or a group of customers could harm our financial condition. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and excess inventories and hinder our ability to raise prices in line with costs, which could, in turn, lead to increased merchandise markdowns and impairment charges, adversely affecting our profitability.

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

Many members of our senior management team, including our President of Retail, Senior Vice President and General Merchandising Manager for North America, and Vice President Controller have been hired since June 2008. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. Our success also depends on our ability to continue to attract, manage and retain other qualified senior management members as we grow.

Our planned expansion of our boutique operations will result in increased expenses with no guarantee of increased earnings. In addition, we may close boutiques that are not profitable or incur other costs, which could cause our results of operations to suffer.

We opened a total of 45 new boutiques in 2008, and we plan to open approximately 25 new boutiques in 2009. We expect our total capital expenditures associated with opening these new boutiques to be approximately $12.0 million in 2009. However, we may not be able to attain our target number of new boutique openings, and any of the new boutiques that we open may not be profitable, either of which could cause our financial results to suffer. Our ability to expand by opening new boutiques will depend in part on the following factors:

•	the availability of attractive boutique locations;

•	our ability to negotiate favorable lease terms;

•	our ability to identify customer demand in different geographic areas;

•	general economic conditions; and

•	availability of sufficient funds for expansion.

In order to continue our expansion of boutiques, we will need to hire additional management and staff for our corporate offices and employees for each new boutique. In addition, we will need to continue to invest in our information technology systems to accommodate the growth of our operations. If we are unable to hire necessary personnel or support our existing information technology systems, our expansion efforts may not succeed and our results of operations may suffer.

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

We depend on third parties to manufacture all of the products we sell and we do not have long-term contracts with all of these manufacturers. If we are unable to maintain these manufacturing relationships, if the economic climate adversely affects our third party manufacturers or we enter into additional or different arrangements, we may fail to meet customer demand and our net sales and profitability may suffer as a result.

All of our products are contract manufactured or supplied by third parties who are located in both the U.S. and China. We do not have long-term contracts with all of these manufacturers of our products. The fact that we do not have long-term contracts with all of our other third-party manufacturers means that they could cease manufacturing these products for us suddenly and unpredictably. In addition, our third-party manufacturers are generally not restricted from manufacturing our competitors’ products, including mineral-based products. We source some of our products through a supplier agent that purchases products from third-party manufacturers and some of the ingredients in certain products are sole-sourced. Also, the current economic climate or further decline in general economic conditions may cause our third party manufacturers to experience liquidity problems which may result in their inability to continue as going concerns or to produce the quantity of products that we require. If we are unable to obtain adequate supplies of suitable products or ingredients because of the loss of one or more key vendors or manufacturers or our supplier agent or otherwise, our business and results of operations would suffer because we would be missing products from our merchandise mix unless and until we could make alternative supply arrangements. In addition, identifying and selecting alternative vendors would be time-consuming and expensive, and we might experience significant delays in production during this selection process. Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

Some of our products are currently being produced by third-party manufacturers located in China. Due to cost advantages, we expect that our dependence on third-party manufacturers located in China will continue to increase. Recently there have been concerns regarding the quality and safety of goods manufactured in China. If our China-based manufacturers fail to produce quality products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer.

Any of our manufacturers also may increase the cost of the products we purchase from them. If our manufacturers increase our costs, our margins would suffer unless we were able to pass along these increased costs to our customers. We may not be able to develop relationships with new vendors and manufacturers, and even if we do establish such relationships, such new vendors and manufacturers might not allocate sufficient capacity to us to meet our requirements. Furthermore, products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase. In addition, if we increase our product orders significantly from the amounts we have historically ordered from our manufacturers, our manufacturers might be unable to meet this increased demand. To the extent we fail to obtain additional products from our manufacturers, we may not be able to meet customer demand, which could harm our net sales and profitability.

Our third-party manufacturers may not continue to produce products that are consistent with our quality and safety standards or applicable regulatory requirements, which could harm our brand, cause customer dissatisfaction and require us to find alternative suppliers of our products.

Our third-party manufacturers may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards or applicable regulatory requirements, as described below. If we are forced to rely on products of inferior quality, then our customer satisfaction and brand reputation would likely suffer, which would lead to reduced net sales, or products may become subject to liability claims. In addition, we may be required to find new third-party manufacturers to supply our products. There can be no assurance that we would be successful in finding third-party manufacturers that make products meeting our standards of quality or safety.

In accordance with the Federal Food, Drug and Cosmetic Act (FDCA), and FDA regulations, our products may not be sold if they are deemed to be adulterated or misbranded. Our third party manufacturers may deviate from good manufacturing practices or, through their action or inaction, otherwise render our product misbranded. Labeling and claims made for products must follow specific requirements to avoid being deemed misbranded. The FDA may inspect our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with the FDCA. Certain claims may subject our products to being deemed an illegal new drug. Some of our competitors may currently be making these claims at their own risk. We have limited control over the FDA compliance of our third-party manufacturers. A history of past compliance is not a guarantee that future FDA regulatory manufacturing requirements will not mandate other compliance steps with associated expense.

If we or our third-party manufacturers fail to comply with federal, state or foreign regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of products with non-complying specifications, initiate product recalls, change product labeling, packaging or advertising or take other corrective action. In addition, sanctions under the FDCA may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. If any of the above events occurs, we would be required to expend significant resources on compliance, fines, and/or legal fees and we might need to seek the services of alternative third-party manufacturers. A prolonged interruption in the manufacturing of one or more of our products as a result of non-compliance could decrease our supply of products available for sale which could reduce our net sales, gross profits and market share, as well as harm our overall business, prospects, financial condition and results of operations.

Our manufacturers ship a significant portion of the product we order to our distribution centers in Obetz, Ohio and Hayward, California, and any significant disruption of the operations of the centers would hurt our ability to make timely delivery of our products.

We distribute products to our domestic channels from our facility in Obetz, Ohio. Approximately 88% of our net sales for the year ended December 28, 2008 were derived from these sales channels. We distribute products primarily in support of our international business from our facility in Hayward, California. Approximately 12% of our net sales for the year ended December 28, 2008 were derived from these sales channels. A natural disaster or other catastrophic event, such as a fire, flood, severe storm, break-in, terrorist attack or other comparable event could cause interruptions or delays in our business and loss of inventory and could render us unable to accept or fulfill customer orders in a timely manner, or at all. Hayward, California is located on a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of our distribution facility. The impact of any of these natural disasters or other catastrophic events on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan, and we do not have a final plan currently in place. In addition, our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, fire, natural disaster or other catastrophic event were to destroy a significant part of either facility or interrupt our operations for an extended period of time, our net sales would be reduced and our results of operations would be harmed.

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

We opened a total of 45 new boutiques in 2008 and we plan to open approximately 25 new boutiques in 2009. The timing of these boutique openings will impact both our net sales and our selling, general and administrative expenses. For example, if we were to open a number of new boutiques at the end of a quarter, our results of operations for that quarter would include limited net sales from the new boutiques but substantially all of the pre-opening expenses associated with such boutiques.

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

A natural disaster such as an earthquake, fire, flood, or severe storm, or a catastrophic event such as a terrorist attack, an epidemic affecting our operating activities, major facilities, or a computer system failure could cause an interruption or delay in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. In addition, we are located in areas that are susceptible to an earthquake or other similar event could prevent us from delivering products in a timely manner. We do not currently have a disaster recovery plan, other than with respect to our information technology systems, and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, natural disaster, terrorist attack or other catastrophic event were to destroy any part of our facilities or interrupt our corporate headquarters or any of our distribution facilities operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.

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

We were required to furnish a report by our management on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act in connection with the Annual Report on Form 10-K for the years ended December 28, 2008 and December 30, 2007. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

We completed the evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal years ended December 28, 2008 and December 30, 2007. Our assessment, testing and evaluation resulted in our conclusion that as of December 28, 2008 and December 30, 2007, our internal control over financial reporting was effective. However, we cannot predict the outcome of our testing in future periods and if our internal controls are ineffective in future periods, our financial results or the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management’s time in connection with further evaluations, which may adversely affect our future operating results and financial condition.

Our indebtedness could limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations or to refinance the obligations on acceptable terms, or at all.

Our consolidated long-term indebtedness as of December 28, 2008 was $241.0 million. As of December 28, 2008, we may borrow up to an additional $24.9 million under our revolving credit facility, subject to compliance with a maximum leverage ratio covenant.

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

As of December 28, 2008, we had $241.0 million of consolidated indebtedness that was subject to variable interest rates. Interest rates in the U.S. recently have been near historic lows, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. We have entered into an interest rate swap agreement through August 2009 covering a portion of our variable rate debt intended to hedge our exposure to adverse fluctuations in interest rates. Nevertheless, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $241.0 million of variable interest rate indebtedness outstanding as of December 28, 2008, excluding the impact of our interest rate swap agreement currently in place, a hypothetical 1% increase or decrease in interest rates would result in a change of approximately $2.4 million change to our annual interest expense.

Our products may cause unexpected and undesirable side effects that could limit their use, require their removal from the market or prevent further development. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be.

Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in our recall or discontinuance of sales of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses of commercializing new products. In addition, consumers or industry analysts may assert claims that our products are not as effective as we claim them to be. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales. We are particularly susceptible to these risks because our marketing campaign heavily relies on the assertion that our products are “pure”, “healthy” and ideal for women who have skin conditions that can be exacerbated by traditional cosmetics.

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

We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include the registered trademarks, “bareMinerals,” “Buxom”, “md formulations,” “Bare Escentuals” and “RareMinerals,” among others, copyrights in our infomercial broadcasts and website content rights to our domain names bareescentuals.com, bareminerals.com and mdformulations.com and trade secrets and know-how with respect to product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers, and others to protect our proprietary rights. We have not received patent protection on any of our products, though we have licenses for the proprietary formulations and ingredients used in some of our md formulations and RareMinerals products. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

Although many of our brands are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial. In addition, the relationship between regulations governing domain names and laws protecting trademarks, copyright, and advertising is evolving. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Other parties may infringe on our intellectual property rights and may dilute our brands in the marketplace. Any such infringement or dilution of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. For example, we currently are pursuing claims in litigation against M/D Skin Care LLC and its founder Dr. Dennis Gross regarding its use of the trademark “MD Skincare.” M/D Skin Care LLC has also filed claims against us in the case. We are also pursuing claims in litigation against L’Oréal USA, Inc. regarding its use of the trademark “Bare Naturale” and for false advertising of this brand. We have sued Intelligent Beauty LLC over false advertising and trademark infringement arising from its marketing of “Raw Minerals” brand products. We have incurred and expect to incur significant legal fees and other expenses in pursuing these claims. In each case, we believe the competing marks infringe our trademark rights and create confusion in the marketplace and that false advertising harms our reputation. If we receive an adverse judgment in either of these matters or in any other cases we may bring in the future to protect our intellectual property rights, we may suffer further dilution of our trademarks and other rights, which could harm our ability to compete as well as our business, prospects, financial condition and results of operations.

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

Our MD Formulations, Inc. subsidiary acquired rights to the md formulations trademarks and some of our md formulations product rights from a large specialty pharmaceutical company in 1999. For some time we have sold, and we currently sell our md formulations products in sales channels that arguably exceed the permitted field of use specified in the purchase agreement. The agreement provides for the sale to MD Formulations of md formulations product rights for use in a field of use defined as the research, development, manufacture, marketing and sale of alpha hydroxy acid, or AHA, skin care products to “skin care aestheticians” worldwide and to physicians outside of the United States. During the past five years we have sold md formulations products in our premium wholesale channels, through our own boutiques, on our mdformulations.com website, to spas and salons and to international distributors. The party from which we purchased the md formulations product rights is aware of our sales in these channels and has not requested that we discontinue sales in these channels, although it has to date refused our requests to expand the permitted field of use to explicitly cover all of these sales. However, if it were to challenge our rights to sell md formulations products in these distribution channels, we could be required to engage in litigation or negotiation with the objective of obtaining these rights. Any such litigation would cause us to incur substantial expenses and, if we were unsuccessful, could cause us to lose the right to sell our products in one or more of our existing distribution channels or to pay damages, either of which could significantly harm our business, prospects, financial condition and results of operations.

As a result of intellectual property infringement claims, or to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and might be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations if, as a result of actual or threatened intellectual property infringement claims, we are unable to enter into licenses on acceptable terms. This inability to enter into licenses could harm our business significantly.

In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office, or the USPTO, proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office or in patent or trademark offices of other jurisdictions, regarding intellectual property rights with respect to our products and technology. The cost to us of any intellectual property litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time and resources.

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

The FDA does not have a premarket approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate our cosmetics or the ingredients included in our cosmetics as drugs or biologics. If certain of our bareMinerals products, RareMinerals products or our other products are deemed to be drugs or biologics, rather than cosmetics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct any required clinical trials, and we may not be able to establish sufficient efficacy or safety data to resume the sale of these products. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could severely damage our brand reputation and image in the marketplace, as well as our relationships with customers, which would harm our business, prospects, financial condition and results of operations.

Certain of our products intended to treat acne or otherwise affect the structure or function of the body are considered over-the-counter, or OTC, drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a “monograph” system that specifies active drug ingredients and concentrations and acceptable product claims. If any of our products that are OTC drugs are not in compliance with the applicable FDA monograph, we could be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product and/or (iii) cease to sell such product until we receive further FDA approval. There can be no assurance that, if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense or at all. In addition, OTC drug products must be manufactured in accordance with drug good manufacturing practice regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards. If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

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

Our failure to comply with federal or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products. Further, our business is subject to laws governing our accounting, tax, and import and export activities. Failure to comply with these requirements could result in legal and/or financial consequences that might adversely affect our sales and profitability. In addition, changes in the laws, regulations and policies that affect our business, or the interpretations thereof, and actions we may take in response to such changes, could have an adverse effect on our financial results.

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

We periodically update the content of our infomercials and revise our product offerings and pricing. If customers are not as receptive to new infomercial content or product offerings, our sales through our infomercial sales channel will continue to decline. In addition, if there is a marked increase in the price we pay for our media time, the cost-effectiveness of our infomercials will decrease. If our infomercials are broadcast during times when viewership is low, this could also result in a decrease of the cost-effectiveness of such broadcasts, which could cause our results of operations to suffer. Also, to the extent we have committed in advance for broadcast time for our infomercials, we would have fewer resources available for potentially more effective distribution channels.

We may need to raise additional funds to pursue our growth strategy or continue our operations, and we may be unable to raise capital when needed.

From time to time, we may seek additional equity or debt financing to provide for the capital expenditures required to finance working capital requirements, to increase the number of our boutiques or to make acquisitions. In addition, if our business plans change, if general economic, financial or political conditions in our markets change, or if other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business as well as our conclusions as to the adequacy of our available sources of capital could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital to meet those needs. We cannot predict the timing or amount of any such capital requirements at this time. If financing is not available on satisfactory terms or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer. This problem may be especially acute in light of the current liquidity crisis.

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

We plan to grow our business by expanding our product offerings and developing new brands or brand extensions, as we did when we launched our RareMinerals brand and line of products in 2007. These plans involve various risks, including:

•	if our expanded product offerings or new brands or brand extensions fail to maintain and enhance our distinctive brand identity, our brand image may be diminished and our net sales may decrease; and

•

the implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

The development and launch of a new product line or brand or brand extension could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our net sales and profitability.

We have and will continue to enhance our core systems which might disrupt our supply chain operations.

We have and will continue to enhance our information technology systems supporting our financial management and reporting, inventory and purchasing management, order management, warehouse management and forecasting. There are inherent risks associated with enhancing our core systems, including supply chain disruptions that may affect our ability to deliver products to our customers. We may not be able to successfully transition these new systems or transition them without supply chain disruptions in the future. Any resulting supply chain disruptions could harm our business, prospects, financial condition and results of operations.

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

Our common stock has only been publicly traded since 2006, and the price of our common stock has fluctuated substantially.

Our common stock has only been publicly traded since September 29, 2006, and we expect that the price of our common stock will continue to fluctuate substantially. From our initial public offering through February 20, 2009, the trading price of our common stock has ranged from a low of $2.89 to a high of $43.22. Many factors could cause the market price of our common stock to rise and fall, including the following:

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

As of February 13, 2009, affiliates of Berkshire Partners LLC beneficially own approximately 19.8% of our outstanding common stock. In addition, two of our directors are affiliated with Berkshire Partners LLC. As a result, these stockholders have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. In addition, the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

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

We are also subject to provisions of Delaware law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the stockholder becomes a 15% stockholder, subject to specified exceptions. Together, these provisions of our certificate of incorporation and bylaws and of Delaware law could make the removal of management more difficult and may discourage transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently lease a total of approximately 76,000 square feet at a facility in San Francisco, California for our corporate headquarters. The lease for our corporate headquarters expires in July 2015. We believe that this facility, including additional space that we have the ability to acquire under options in the lease, will provide us with adequate space for our growth and, if necessary we believe that we will be able to locate and acquire additional space for our headquarters on commercially reasonable terms. We lease an approximately 69,000 square foot facility in Hayward, California for use as a distribution center to our international distributors. The lease of this facility expires in July 2010. We also have leased a facility of approximately 408,000 square feet in Obetz, Ohio for ten years and an approximately 28,000 square feet in Basildon, United Kingdom for five years. We believe that with these distribution facilities we will have adequate space to support our growth plans for the foreseeable future. We believe that we will be able to locate and acquire additional space for our operations on commercially reasonable terms.

As of December 28, 2008, we leased approximately 110,000 gross square feet relating to 94 company-owned boutiques. Most of our company-owned boutique leases have original lease terms of approximately 10 years and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds have been achieved. These leases generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions.

Below is a summary of our boutique locations open as of December 28, 2008:

State	Number of Stores	State	Number of Stores
Alabama	1	Nevada	1
Arizona	2	New Hampshire	1
California	19	New Jersey	2
Colorado	2	New York	4
Connecticut	3	North Carolina	2
Florida	6	Ohio	4
Georgia	5	Oklahoma	1
Hawaii	1	Oregon	1
Illinois	4	Pennsylvania	3
Indiana	1	South Carolina	1
Kansas	1	Tennessee	2
Maryland	2	Texas	7
Massachusetts	4	Utah	1
Michigan	2	Virginia	1
Minnesota	2	Washington	3
Missouri	4	Wisconsin	1

		Total	94

ITEM 3.	LEGAL PROCEEDINGS

Bare Escentuals is subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 28, 2008.

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

The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported by the Nasdaq Global Select Market:

Fiscal Year 2008	Low	High
First Quarter	$19.51	$29.90
Second Quarter	17.93	25.25
Third Quarter	10.58	19.67
Fourth Quarter	2.89	11.36

Fiscal Year 2007	Low	High
First Quarter	$30.50	$37.89
Second Quarter	32.68	43.22
Third Quarter	21.21	36.05
Fourth Quarter	19.25	28.22

On December 28, 2008, the closing sale price of our common stock on the Nasdaq Global Select Market was $4.61. As of February 13, 2009, there were approximately 47 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have not repurchased any common stock during the fourth quarter of our fiscal year ended December 28, 2008.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since the date our common stock began trading on the Nasdaq Global Select Market (September 29, 2006) with the Nasdaq Global Select Index and the Dow Jones U.S. Personal Products Index through and including the end of our last fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 on September 29, 2006.

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

DIVIDEND POLICY

On June 7, 2006 in connection with our June 2006 recapitalization, we paid cash dividends of approximately $340.4 million to the holders of our outstanding shares of common stock. This dividend payment was not required to be made pursuant to any agreement and was funded with borrowings under senior secured credit facilities and senior subordinated notes and in part from our retained earnings and cash from operations. We have not paid any dividends in the last two fiscal years. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Provisions in our senior secured credit facilities prevent us and our operating subsidiaries from paying future dividends and making other distributions and transfers. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements, contractual restrictions and such other factors as our board of directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The Company reports on a 52/53-week fiscal year ending on the Sunday nearest to December 31. The fiscal years ended December 28, 2008, December 30, 2007, December 31, 2006, January 1, 2006 and January 2, 2005 are referred to herein as fiscal 2008, 2007, 2006, 2005, and 2004, respectively. All fiscal years noted include 52 weeks with the exception of fiscal 2004 (see Note (a) to table).

	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005(a)
	(in thousands, except per share data)
Sales, net	$556,165	$511,000	$394,525	$259,295	$141,801
Cost of goods sold	154,690	147,558	112,439	74,511	39,621

Gross profit	401,475	363,442	282,086	184,784	102,180
Expenses:
Selling, general and administrative	208,565	180,338	135,501	103,270	61,156
Depreciation and amortization	12,049	7,277	2,327	1,106	801
Stock-based compensation(b)	5,636	6,838	5,347	1,370	819
Restructuring charges(c)	—	—	114	643	—
Asset impairment charges(d)	—	—	—	1,055	—
Recapitalization fees and expenses(e)	—	—	—	—	21,430

Total operating expenses	226,250	194,453	143,289	107,444	84,206

Operating income	175,225	168,989	138,797	77,340	17,974
Other income (expense):
Interest expense(e)(f)(g)(h)(j)	(16,539)	(23,619)	(49,246)	(21,503)	(6,348)
Debt extinguishment costs(f)(g)(h)(i)(j)		—	(5,868)	(16,535)	(540)
Other income, net	819	1,706	1,222	221	4

Income before provision for income taxes	159,505	147,076	84,905	39,523	11,090
Provision for income taxes	61,544	59,008	34,707	15,633	7,088

Net income	$97,961	$88,068	$50,198	$23,890	$4,002

Deemed dividend attributable to preferred stockholders(k)	—	—	—	—	4,472

Net income (loss) attributable to common stockholders	$97,961	$88,068	$50,198	$23,890	$(470)

Net income (loss) per common share
Basic	$1.07	$0.98	$0.67	$0.35	$(0.01)

Diluted	$1.05	$0.95	$0.65	$0.34	$(0.01)

Cash dividend per common share	$—	$—	$4.81	$4.45	$0.02

Weighted average shares used in computing net income (loss) per share:
Basic	91,408	90,278	74,668	67,676	61,500

Diluted	93,184	93,026	77,208	69,285	61,500

	As of
	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$47,974	$32,117	$20,875	$18,675	$4,442
Working capital	146,104	84,201	66,338	34,715	21,823
Total assets	299,781	223,905	155,835	94,895	63,559
Long-term debt, less current portion	223,808	247,032	321,639	377,166	80,998
Stockholders’ equity (deficit)	(308)	(104,487)	(228,522)	(327,432)	(49,202)

(a)	Effective January 1, 2004, we changed our fiscal year-end to the Sunday closest to December 31 based on a 52/53-week year. Fiscal 2004 includes an additional three days as a result of the change.

(b)	On January 3, 2005 we adopted the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is applicable to stock-based awards exchanged for employee services and in certain circumstances for nonemployee directors. Under this transitional method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of previously granted awards as of January 3, 2005 using the grant-date fair value estimated in accordance with the provisions of SFAS 123.

(c)	As a result of our growth, we relocated both our corporate headquarters and distribution center facilities during the year ended January 1, 2006. Related to these relocations, we exited two facilities for which we have operating lease commitments through 2007. As of the dates we ceased using these two facilities, we recorded a charge of $0.6 million which reflects primarily the sum of the future lease payments, net of estimated sublease income. During the year ended December 31, 2006, we discontinued the use of one of our office floors located at our former corporate facility and we recorded a charge of $0.1 million which related primarily to the sum of the future lease payments due.

(d)	During the year ended January 1, 2006, we abandoned a contract with a software vendor and recognized an impairment charge of $1.1 million. The costs associated with the termination of the software vendor contract relate primarily to the cost of the software license arrangement and other fees that were accounted for as construction in progress, as the software had not yet been placed in service.

(e)	On June 10, 2004, we completed a recapitalization pursuant to which affiliates of Berkshire Partners LLC and JH Partners, LLC and members of our management acquired a majority controlling interest in our predecessor MD Beauty, Inc. Stockholders who controlled a majority voting interest in our predecessor prior to the recapitalization retained shared control of our outstanding capital stock immediately following the recapitalization. The transaction has been accounted for as a recapitalization for which no new basis of accounting resulted. The assets, liabilities and results of operations of the predecessor have been consolidated with ours for all periods presented. In connection with the recapitalization transaction, we incurred approximately $100.0 million of new indebtedness, raised approximately $87.5 million of new equity financing and used approximately $169.6 million to repurchase outstanding shares of capital stock and fully vested options. We also recorded a charge of approximately $21.4 million during the year ended January 2, 2005 in connection with the recapitalization, relating primarily to the repurchase of fully vested options and related transaction fees and expenses.

(f)	On February 18, 2005, we incurred approximately $224.5 million of new indebtedness, repaid a total of $92.6 million of existing debt and paid a special dividend to stockholders of $122.4 million. Due to the repayment of the existing debt, we incurred $10.6 million of costs relating to a prepayment penalty and the write-off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

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

(h)	On June 7, 2006, we incurred approximately $331.6 million of new indebtedness and paid a special dividend to stockholders of $340.4 million. In connection with the transaction, we incurred $3.4 million of costs relating to the write off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed in accordance with the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

(i)	In connection with our June 2004 recapitalization, we incurred costs of $0.5 million related to the early extinguishment of previously outstanding debt that were expensed. In September 2003, we incurred costs of $0.3 million related to the amendment of our line of credit agreement that were expensed as debt extinguishment costs.

(j)	On October 4, 2006, we completed our initial public offering of 18.4 million shares of our common stock at a price of $22.00 per share. We received approximately $373.8 million in net proceeds from the offering, of which $372.5 million was used to repay all outstanding principal and interest owed on the June 2006 Subordinated Notes and the Second Lien Term Loan and a portion of the outstanding principal on the First Lien Term Loan. In connection with these debt repayments, we wrote off a portion of our unamortized debt issuance costs of $2.5 million and expensed as debt extinguishment costs.

(k)	In connection with our June 2004 recapitalization, all holders of our predecessor’s preferred stock and common stock and all holders of options and warrants receiving cash in exchange for such options and warrants in the June 2004 recapitalization received the right to share, pro rata based on their holdings, in proceeds from a contingent tax note established in connection with this recapitalization. The tax note provided that we must pay these holders the lesser of $5.7 million or the aggregate amount of certain tax benefits received by our predecessor as specified in the tax note agreement. We recorded a short-term liability for the tax note and a charge to retained earnings of $5.7 million as part of our June 2004 recapitalization. This payment obligation was recognized as a “deemed dividend” to our predecessor’s stockholders immediately prior to our June 2004 recapitalization, and $4.5 million was attributable to preferred stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Founded in 1976, Bare Escentuals is one of the leading prestige cosmetic companies in the United States and an innovator in mineral-based cosmetics. We develop, market and sell branded cosmetics and skin care products primarily under our bareMinerals, RareMinerals, Buxom and md formulations brands worldwide.

We utilize a distinctive marketing strategy and a multi-channel distribution model consisting of premium wholesale customers including Sephora, Ulta and certain department stores; company-owned boutiques; infomercials; home shopping television on QVC; spas and salons; international distributors and online shopping. We believe that this strategy provides not only convenience to our consumers but also allows us to reach the broadest possible spectrum of consumers.

In the fourth quarter of fiscal 2008, we re-evaluated how we internally review our business performance and, in turn, changed our operating segments to be more geographically focused. As a result, our business is now comprised of three strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

•

Our North America Retail segment includes the United States and Canada and consists of our company-owned boutiques; premium wholesale customers and spas and salons. Our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations. We also sell to retailers that we believe feature our products in settings that support and reinforce our brand image and provide a premium in-store experience. Similarly, our spa and salon customers provide an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the benefits of our core products.

•

Our North America Direct to Consumer segment includes infomercials, home shopping television in the United States and Canada and online shopping. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue because a substantial percentage of new infomercial consumers participate in our continuity program. Our sales through home shopping television help us to build brand awareness, educate consumers through live product demonstrations and develop close connections with our consumers. In addition, our online shopping business allows us to educate consumers as to the benefits as well as proper usage and application techniques for each product offered.

•

Our International segment includes premium wholesale, spas and salons, home shopping television, infomercial, and international distributors outside of North America. We have partnered with a third party to build our infomercial business in Japan and currently have an international home shopping television presence and appear on QVC in Japan, the U.K. and Germany. We also have a presence in over 325 Sephora locations internationally, in 20 department stores in the U.K. and Ireland, and in approximately 1,700 spas and salons in the U.K. We also sell our products in smaller international markets primarily through a network of third-party distributors.

We manage our business segments to maximize overall sales growth and market share. We believe that our multi-channel distribution strategy enhances convenience for our consumers, reinforces brand awareness, increases consumer retention rates, and drives corporate cash flow and profitability. Further, we believe that the broad diversification within our segments provides us with expanded opportunities for growth and reduces our dependence on any single distribution channel. Within individual distribution channels, financial results can be affected by the timing of shipments as well as the impact of key promotional events.

Our performance depends on economic conditions in the United States and globally and their impact on levels of consumer confidence and spending. Driven in part by the recent challenging economic environment, we have seen a trend across our distribution channels of customers favoring lower-ticket, non-kit items in lieu of higher-priced kits. Although this has the impact of reducing our sales growth, the impact to net income is partially mitigated as these non-kit items sell at a higher gross margin.

As a result of the current economic environment, we are closely managing our expenses and allocating resources in order to maximize cash flow and liquidity. This includes a more conservative approach to inventory management in light of reduced target inventory levels on behalf of our retail partners. At the same time, we continue to invest strategically in areas that we believe will create long-term value including our international operations, domestic distribution expansion, education and field teams, and customer acquisition activities. We anticipate that our capital expenditures for fiscal 2009 will be approximately $28 million which will support boutique and department store build-outs as well as international infrastructure investments.

Basis of Presentation

We recognize revenue in accordance with the requirements of Staff Accounting Bulletin No. 104 Revenue Recognition, and other applicable revenue recognition guidance and interpretations. The Company records revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized when merchandise is shipped from a warehouse to third-party resellers, infomercial customers and online shopping customers or when purchased by consumers at company-owned boutiques, each net of estimated returns (except in the case of our consignment sales). For our consignment sales, we recognize sales, net of estimated returns, upon shipment from our consignment partners to their customers. We recognize postage and handling charges we bill to customers as revenue upon shipment of the related merchandise.

Our cost of goods sold consists of the costs associated with the sourcing of our products, including the cost of the product and associated manufacturing costs, inbound freight charges, royalties and internal transfer costs. Additionally, cost of goods sold includes postage and handling costs incurred upon shipment of merchandise. Our gross profit is dependent upon a variety of factors, including changes in the relative sales mix between our business segments, changes in the mix of products sold and fluctuations in material costs. Our gross margins differ significantly between product lines and our distribution channels, with sales via third-party resellers generally yielding lower margins than in channels in which we sell directly to the consumers. These factors may cause gross profit and margins to fluctuate from quarter to quarter. We anticipate that our cost of goods sold will increase in absolute dollars as we increase our total sales but will remain generally consistent with historical periods on an annual basis as a percentage of net sales depending on the mix of sales among our products and distribution channels.

Selling, general and administrative expenses include infomercial production and media costs, advertising costs, rent and other store operating costs and corporate costs such as management salaries, information technology, professional fees, finance and accounting personnel, human resources personnel and other administrative functions based domestically and abroad. Selling, general, and administrative expenses also include all of our distribution center and fulfillment costs, including receiving and inspection costs that we do not include in cost of goods sold, which are comprised primarily of headcount-related costs at our own distribution centers. Receiving and inspection costs and warehousing costs are excluded from our gross margins and, therefore, our gross margins may not be comparable to those of other companies that choose to include certain of these costs in cost of goods sold. Fluctuations in selling, general and administrative expenses result primarily from changes in media and advertising expenditures; changes in fulfillment costs, which increase proportionately with net sales, changes in boutique operating costs, which are affected by the number of stores opened in a period; and changes in corporate costs such as for headcount and infrastructure to support our operations. We anticipate that our selling, general and administrative expenses will increase in absolute dollars as we expect to continue to invest in our corporate infrastructure, particularly related to boutiques and international, and increased legal and accounting costs and higher insurance premiums.

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

Stock-based compensation includes charges incurred in recognition of compensation expense associated with grants of stock options restricted stock and stock purchases. We account for stock-based compensation plans under the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is applicable to stock-based awards exchanged for employee services and in certain circumstances for board service by our nonemployee directors. Pursuant to SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period. We record our stock-based compensation on a separate operating expense line item in our statement of operations due to the fact that, to date, all of our stock-based awards have been made to employees whose salaries are classified as selling, general and administrative costs. We anticipate that our stock-based compensation expense will increase in absolute dollars as we continue to grant additional stock based compensation awards. As of December 28, 2008, we had options to purchase 5,069,079 shares of our common stock outstanding with a weighted average exercise price of $5.36 per share, 1,642,719 shares of which were exercisable at December 28, 2008.

Interest expense includes interest costs associated with our credit facilities, including the impact of the interest rate swap agreement, and the amortization of deferred financing costs associated with these credit facilities. We anticipate that our interest expense in the future will decrease in absolute terms and as a percentage of net sales as we continue to make scheduled payments of our outstanding indebtedness.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically, we have only been subject to taxation in the United States, but as we have expanded our international operations we have become subject to foreign taxation at varying statutory rates. Therefore, our effective tax rate could fluctuate accordingly. For fiscal 2009, we anticipate that our effective tax rate will be approximately 40% of our income before provision for income taxes, excluding the impact of discrete items.

Our fiscal year-end is the Sunday closest to December 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years. The fiscal years ended December 31, 2006, December 30, 2007 and December 28, 2008, each contained 52 weeks.

Results of Operations

The following table sets forth consolidated statements of operations for the years ended December 28, 2008, December 30, 2007, and December 31, 2006:

	Year Ended
	December 28, 2008		December 30, 2007		December 31, 2006
	(in thousands, except percentages)
Sales, net	$556,165	100.0%	$511,000	100.0%	$394,525	100.0%
Cost of goods sold	154,690	27.8	147,558	28.9	112,439	28.5

Gross profit	401,475	72.2	363,442	71.1	282,086	71.5
Expenses:
Selling, general and administrative	208,565	37.5	180,338	35.3	135,501	34.3
Depreciation and amortization	12,049	2.2	7,277	1.4	2,327	0.6
Stock-based compensation	5,636	1.0	6,838	1.3	5,347	1.4
Restructuring charges	—	0.0	—	0.0	114	0.0

Total operating expenses	226,250	40.7	194,453	38.0	143,3289	36.3

Operating income	175,225	31.5	168,989	33.1	138,797	35.2
Other income (expense):
Interest expense	(16,539)	(2.9)	(23,619)	(4.6)	(49,246)	(12.5)
Debt extinguishment costs	—	0.0	—	0.0	(5,868)	(1.5)
Other income, net	819	0.1	1,706	0.3	1,222	0.3

Income before provision for income taxes	159,505	28.7	147,076	28.8	84,905	21.5
Provision for income taxes	61,544	11.1	59,008	11.6	34,707	8.8

Net income	$97,961	17.6%	$88,068	17.2%	$50,198	12.7%

Net sales by business segment and percentage of net sales for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 are as follows:

	Year Ended
	December 28, 2008		December 30, 2007		December 31, 2006
	(in thousands, except percentages)
North America Retail	$320,008	57.5%	$279,016	54.6%	$198,224	50.2%
North America Direct to Consumer	170,229	30.6	191,867	37.5	179,740	45.6
International	65,928	11.9	40,117	7.9	16,561	4.2

Sales, net	$556,165	100.0%	$511,000	100.0%	$394,525	100.0%

Gross profit and gross margin by business segment for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 are as follows:

	Year Ended
	December 28, 2008		December 30, 2007		December 31, 2006
	(in thousands, except percentages)
North America Retail	$239,025	74.7%	$202,986	72.8%	$143,800	72.5%
North America Direct to Consumer	118,268	69.5	135,781	70.8	129,791	72.2
International	44,182	67.0	24,675	61.5	8,495	51.3

Gross profit/gross margin	$401,475	72.2%	$363,442	71.1%	$282,086	71.5%

Operating income (loss) by business segment for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 are as follows:

	Year Ended
	December 28, 2008		December 30, 2007		December 31, 2006
	(in thousands, except percentages)
North America Retail	$158,095	49.4%	$150,126	53.8%	$108,891	54.9%
North America Direct to Consumer	63,999	37.6	71,266	37.1	69,369	38.6
International	26,786	40.6	12,392	30.9	7,529	45.5

Total	248,880	44.7%	233,784	45.8%	185,789	47.1%
Corporate	(73,655)		(64,795)		(46,992)

Operating income	$175,225	31.5%	$168,989	33.1%	$138,797	35.2%

Year ended December 28, 2008 compared to the year ended December 30, 2007

Sales, net

Net sales for the year ended December 28, 2008 increased 8.8% to $556.2 million from $511.0 million in the year ended December 30, 2007, an increase of $45.2 million. The increase in our net sales was primarily driven by our North America Retail and International segments.

North America Retail. North America Retail net sales increased 14.7% to $320.0 million in the year ended December 28, 2008 from $279.0 million in the year ended December 30, 2007. Net sales from boutiques increased $23.7 million versus the prior year due primarily to a net increase of 43 boutiques open as of December 28, 2008 compared to December 30, 2007. As of December 28, 2008 and December 30, 2007, we had 94 and 51 open company-owned boutiques, respectively. Net sales to our premium wholesale and spa and salon customers increased $17.3 million versus the prior year resulting primarily from continued expansion into additional retail locations at Ulta, Sephora and selected department stores as well as additional spas and salons.

North America Direct to Consumer. North America Direct to Consumer net sales decreased 11.3% to $170.2 million in the year ended December 28, 2008 from $191.9 million in the year ended December 30, 2007. This decrease resulted from a $25.6 million reduction in infomercial net sales versus the prior year driven by a decline in the performance of our infomercial program compared to our prior infomercial. Partially offsetting this decrease, online shopping sales grew from the prior year as we grew our online customer base and expanded our online advertising investment.

International. International net sales increased 64.3% to $65.9 million in the year ended December 28, 2008 from $40.1 million in the year ended December 30, 2007 as we grew our business across our international channels. Our international home shopping sales increased by $11.5 million as we developed direct relationships with QVC in key markets. In addition, we increased sales to global premium wholesale and spa and salon customers by $7.7 million. Finally, sales deriving from international distributors and our Japanese infomercial partnership increased by $6.6 million as our products continued to gain acceptance in foreign markets.

Gross profit

Gross profit increased 10.5% to $401.5 million in the year ended December 28, 2008 from $363.4 million in the year ended December 30, 2007. Our North America Retail segment gross profit increased 17.8% to $239.0 million in the year ended December 28, 2008 from $203.0 million in the year ended December 30, 2007, driven by higher sales across our retail channels. Our North America Direct to Consumer segment gross profit decreased 12.9% to $118.3 million in the year ended December 28, 2008 from $135.8 million in the year ended December 30, 2007, primarily due to the decline in the performance of our infomercial compared to our prior infomercial. Our International segment gross profit increased 79.1% to $44.2 million in the year ended December 28, 2008 from $24.7 million in the year ended December 30, 2007, due to increases in sales across all sales channels.

Gross margin increased approximately 110 basis points to 72.2% in the year ended December 28, 2008 from 71.1% in the year ended December 30, 2007. This overall increase resulted primarily from a shift in product mix towards higher-margin open stock merchandise as well as a shift towards higher-margin sales channels.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 15.7% to $208.6 million in the year ended December 28, 2008 from $180.3 million in the year ended December 30, 2007. The increase was primarily due to increased expenses to support distribution expansion including $16.5 million in increased operating costs relating to our boutique expansion and $3.9 million in international infrastructure expense. Increases in our corporate infrastructure expense including increased headcount costs, headquarters facilities costs and distribution center costs were offset by savings in infomercial operating expenses. As a percentage of net sales, selling, general and administrative expenses increased 220 basis points to 37.5% from 35.3%, primarily due to infrastructure expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased 65.6% to $12.0 million in the year ended December 28, 2008 from $7.3 million in the year ended December 30, 2007. This increase was primarily attributable to higher depreciation expense as a result of an increase in depreciable assets as we continue to expand the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense decreased 17.6% to $5.6 million in the year ended December 28, 2008 from $6.8 million in the year ended December 30, 2007. This decrease resulted primarily from the impact of actual forfeitures that occurred during the year.

Operating income

Operating income increased 3.7% to $175.2 million in the year ended December 28, 2008 from $169.0 million in the year ended December 30, 2007. This increase was primarily due to increases in operating income in both our North America Retail and International segments, reflecting continued sales growth in both segments, partially offset by a decrease in operating income in our North America Direct to Consumer segment and higher corporate operating expenses.

Our North America Retail segment operating income increased 5.3% to $158.1 million in the year ended December 28, 2008 from $150.1 million in the year ended December 30, 2007. This increase was primarily driven by sales growth combined with gross margin improvement partially offset by an increase in operating expenses of $28.1 million primarily related to the increase in the number of company-owned boutiques.

Our North America Direct to Consumer segment operating income decreased 10.2% to $64.0 million in the year ended December 28, 2008 from $71.3 million in the year ended December 30, 2007. This decrease was primarily driven by sales and gross margin declines due to the lower productivity of our infomercial program compared to the prior version partially offset by lower operating costs for this channel.

Our International segment operating income increased 116.2% to $26.8 million in the year ended December 28, 2008 from $12.4 million in the year ended December 30, 2007 due to increased sales across our international sales channels combined with margin improvements resulting from a shift in channel mix away from our lower-margin distributor business.

Our Corporate operating loss increased 13.7% to $73.7 million in the year ended December 28, 2008 from $64.8 million in the year ended December 30, 2007 primarily due to increased corporate selling, general and administrative expense of $8.3 million, an increase in depreciation and amortization of $1.7 million and offset by a decrease in stock-based compensation of $1.2 million. The increase in corporate selling, general and administrative expense was as a result of increased investment in our corporate infrastructure to support sales growth and distribution expansion.

Interest expense

Interest expense decreased 30.0% to $16.5 million in the year ended December 28, 2008 from $23.6 million in the year ended December 30, 2007. The decrease was attributable to lower average interest rates (excluding the debt under the interest rate swap agreement) versus the prior year combined with decreased debt balances in the year ended December 28, 2008, as a result of repayment of outstanding indebtedness.

Other income, net

Other income, net decreased $0.9 million, or 52.0%, to $0.8 million in year ended December 28, 2008 from $1.7 million in the year ended December 30, 2007. The decrease was primary attributable to foreign currency transaction losses resulting from fluctuations in the value of the U.S. dollar as compared to certain foreign currencies as well as lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior year.

Provision for income taxes

The provision for income taxes was $61.5 million, or 38.6% of income before provision for income taxes, in the year ended December 28, 2008 compared to $59.0 million, or 40.1% of income before provision for income taxes, in the year ended December 30, 2007. The dollar increase resulted from higher income before provision for income taxes offset by a lower effective rate in the year ended December 28, 2008 compared to the year ended December 30, 2007. The decrease in the effective rate is mainly due to a statutory rate decrease of 2% in the United Kingdom effective April 2008 and a net tax benefit of $1.6 million related to the reversal of tax reserves resulting from the settlement of a state tax audit and expiration of applicable statutes of limitation in certain jurisdictions.

Year ended December 30, 2007 compared to the year ended December 31, 2006

Sales, net

Net sales for the year ended December 30, 2007 increased 29.5% to $511.0 million from $394.5 million in the year ended December 31, 2006, an increase of $116.5 million. This increase in our net sales was driven by growth in each of our operating segments.

North America Retail. North America Retail net sales increased 40.8% to $279.0 million in the year ended December 30, 2007 from $198.2 million in the year ended December 31, 2006. Net sales to our premium wholesale and spa and salon customers increased $60.2 million resulting from strong consumer demand and expansion into additional retail locations at Ulta, Sephora and department stores as well as additional spas and salons. Net sales from boutiques increased $20.6 million versus the prior year due to a net increase of 18 boutiques open as of December 30, 2007 compared to December 31, 2006 and improved productivity at our existing locations. As of December 30, 2007 and December 31, 2006, we had 51 and 33 open company-owned boutiques, respectively.

North America Direct to Consumer. North America Direct to Consumer net sales increased 6.7% to $191.9 million in the year ended December 30, 2007 from $179.7 million in the year ended December 31, 2006. This increase resulted from a $15.0 million increase in online shopping and home shopping television net sales due to the launch of our www.bareescentuals.com e-commerce website combined with improved product performance on QVC. Offset against this was a decrease in infomercial net sales of $2.8 million due to a decline in the performance of our new infomercial compared to our prior infomercial.

International. International net sales increased 142.2% to $40.1 million in the year ended December 30, 2007 from $16.6 million in the year ended December 31, 2006 as we expanded our presence in key international markets. In 2007, we acquired our former U.K. distributor, expanded with Sephora into their stores in France, launched a Japanese infomercial with a local partner, and launched with QVC in Germany.

Gross profit

Gross profit increased 28.8% to $363.4 million in the year ended December 30, 2007 from $282.1 million in the year ended December 31, 2006. Our North America Retail segment gross profit increased 41.2% to $203.0 million in the year ended December 30, 2007 from $143.8 million in the year ended December 31, 2006, driven by higher sales across our retail channels due largely to expanded distribution. Our North America Direct to Consumer segment gross profit increased 4.6% to $135.8 million in the year ended December 30, 2007 from $129.8 million in the year ended December 31, 2006, due to increases in sales from home shopping television and online sales channels, partially offset by a decline in net sales related to the infomercial sales channel. Our International segment gross profit increased 190.5% to $24.7 million in the year ended December 30, 2007 from $8.5 million in the year ended December 31, 2006, due primarily to the acquisition of our U.K. distributor and our growth in Japan, France, and Germany.

Gross margin decreased approximately 40 basis points to 71.1% from 71.5% in the year ended December 30, 2007. This overall decrease in the year ended December 30, 2007 is primarily due to a shift in channel mix, with our higher margin infomercial channel representing a smaller percentage of total net sales compared to the year ended December 31, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 33.1% to $180.3 million in the year ended December 30, 2007 from $135.5 million in the year ended December 31, 2006. The increase was primarily due to increased expenses associated with investment in our corporate infrastructure of $14.8 million, including increased headcount costs, headquarters facilities costs, distribution center costs, costs associated with complying with the regulations applicable to a public company and other corporate costs, corporate costs and infrastructure costs relating to our U.K. acquisition, as well as increased expenses to support sales growth. As a percentage of net sales, selling, general and administrative expenses increased 100 basis points to 35.3% from 34.3%, primarily due to infrastructure expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased 212.7% to $7.3 million in the year ended December 30, 2007 from $2.3 million in the year ended December 31, 2006. This increase was primarily attributable to higher depreciation expense as a result of an increase in depreciable assets as we continue to increase the number of company-owned boutiques and invest in our corporate infrastructure and $2.2 million of amortization of intangible assets from our U.K. acquisition.

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

Operating income

Operating income increased 21.8% to $169.0 million in the year ended December 30, 2007 from $138.8 million in the year ended December 31, 2006. This increase was largely due to increases in operating income in all of our segments, reflecting sales growth in each of these segments, partially offset by an increased corporate operating loss.

Our North America Retail segment operating income increased 37.9% to $150.1 million in the year ended December 30, 2007 from $108.9 million in the year ended December 31, 2006. This increase was largely driven by sales growth across our retail channels due to expanded distribution which contributed to an increase in gross profit of $59.2 million. This increase was partially offset by increased boutique operating expenses of $9.2 million due an increase in the number of boutiques open as of December 30, 2007.

Our North America Direct to Consumer segment operating income increased 2.7% to $71.3 million in the year ended December 30, 2007 from $69.4 million in the year ended December 31, 2006 due to increased sales across our home shopping television and online shopping channels. Our increased sales in the North America Direct to Consumer segment contributed to an increase in gross profit of $6.0 million, partially offset by an increase in infomercial media spending of $3.6 million.

Our International segment operating income increased 64.6% to $12.4 million in the year ended December 30, 2007 from $7.5 million in the year ended December 31, 2006 due to increased sales in international markets. This sales increase contributed to an increase in gross profit of $16.2 million, partially offset by the increased operating costs associated with the U.K. operation.

Our Corporate operating loss increased 37.9% to $64.8 million in the year ended December 30, 2007 from $47.0 million in the year ended December 31, 2006. This increase was largely due to the increase in the corporate selling, general and administrative expense of $14.8 million, an increase in depreciation and amortization of $1.6 million and an increase in stock-based compensation of $1.5 million. The increase in corporate selling, general and administrative expense was as a result of the increase in the investment in our corporate infrastructure to support sales growth and additional expenses associated with being a public company.

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

Other income, net

Other income, net increased to $1.7 million in the year ended December 30, 2007 from $1.2 million in the year ended December 31, 2006. The increase was primarily due to an increase in interest rates on our cash balances and higher average cash balances compared with the year ended December 31, 2006.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital needs and fund ongoing capital expenditures. Through December 28, 2008, we have financed our operations through cash flows from operations, sales of common and preferred shares, borrowings under our credit facilities and issuances of senior subordinated notes.

Our operations provided us cash of $72.8 million in the year ended December 28, 2008. At December 28, 2008, we had working capital of $146.1 million, including cash and cash equivalents of $48.0 million, as compared to working capital of $84.2 million, including $32.1 million in cash and cash equivalents, as of December 30, 2007. The $15.9 million increase in cash and cash equivalents resulted from cash provided by operations of $72.8 million, including net income for the year ended December 28, 2008 of $98.0 million, partially offset by cash used in investment activities of $36.8 million related to capital expenditures and cash used in financing activities of $19.1 million. The $61.9 million increase in working capital was primarily driven by increases in inventory, cash and cash equivalents, prepaid expenses and other current assets and deferred tax asset, and decreases in accounts payable and accrued liabilities.

Net cash used in investment activities was $36.8 million in the year ended December 28, 2008, primarily attributable to the opening of 45 company-owned boutiques, and our continued investment in our corporate and information systems infrastructures to support our distribution expansion both in the U.S. and internationally. This investment was partially offset by proceeds of $1.3 million from the sale of property and equipment. Net cash used in investment activities was $44.7 million in the year ended December 30, 2007, primarily attributable to our acquisition of U.K. based Cosmeceuticals, the opening of 18 company-owned boutiques, and our investment in our corporate infrastructure. Our future capital expenditures will depend on the timing and rate of expansion of our business, information technology investments, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $19.1 million in the year ended December 28, 2008, which consisted of repayments of $23.9 million on our first-lien term loan, partially offset by an excess tax benefit of $3.5 million relating to stock option exercises. During the year ended December 28, 2008, the peak borrowings under our senior secured credit facilities were $264.9 million. We used cash of $41.4 million for financing activities in the year ended December 30, 2007, which consisted of repayments of $74.3 million on our first-lien term loan, partially offset by proceeds, net of transaction costs, of $21.1 million from our follow-on underwritten public offerings of common stock and excess tax benefit of $10.0 million relating to stock option exercises. During the year ended December 30, 2007, the peak borrowings under our senior secured credit facilities were $339.3 million.

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

Our revolving credit facility of $25.0 million, of which approximately $0.1 million in letters of credit is outstanding as of December 28, 2008, and our first-lien term loan of $241.0 million as of December 28, 2008, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody’s rating. As of December 28, 2008, interest on the first-lien term loan was accruing at 2.76% (without giving effect to the interest rate swap agreement discussed below).

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

In August 2007, we entered into a two-year interest rate swap agreement under our senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million which declined to $100 million after one year under which, on a net settlement basis, we will make monthly fixed rate payments at the rate of

5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, we have fixed the interest rate for a two-year period subject to market-based interest rate risk on $200 million of borrowings for the first year and $100 million for the second year under our First Lien Credit Agreement. Our obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of December 28, 2008 was $2.8 million, which was recorded in other liabilities in the consolidated balance sheet, with the related $2.8 million unrealized loss recorded and included in equity as a component of accumulated comprehensive loss, net of a $1.1 million tax benefit.

The terms of our senior secured credit facilities require us to comply with financial covenants, including a maximum leverage ratio covenant. We are required to maintain a maximum leverage ratio (consolidated total debt to Adjusted EBITDA) of not greater than 4.5 to 1.0. As of December 28, 2008, our leverage ratio was 1.00 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breaches of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and we were in compliance with these covenants as of December 28, 2008.

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

On April 3, 2007, we completed our acquisition of U.K.-based Cosmeceuticals Limited (“Cosmeceuticals”), which distributes our Bare Escentuals’ bareMinerals, md formulations and MD Forte brands primarily to spas and salons and QVC U.K. The acquired entity has been renamed Bare Escentuals U.K. Ltd. The consideration for the purchase was cash of $23.1 million, comprised of $22.4 million in cash consideration and $0.7 million of transaction costs. Our consolidated financial statements include the operating results of the business acquired from the date of acquisition.

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

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures over the next twelve months. As part of our business strategy, we intend to invest in making improvements to our information technology systems. We opened 45 boutiques in 2008 and closed two locations. We plan to open approximately 25 new boutiques in 2009 which will require additional capital expenditures. Additionally, we also plan to continue to invest in our corporate infrastructure particularly in support of our international growth. We may also look to acquire or invest in businesses or products complementary to our own. We anticipate that our capital expenditures in the year ending January 3, 2010 will be approximately $28.0 million. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions, including the limited availability of capital in light of the current financial crisis, and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, warehouses, corporate offices and certain equipment under non-cancelable operating leases with various expiration dates through January 2020. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates as of December 28, 2008. These future payments are subject to foreign currency exchange rate risk. As of December 28, 2008, the scheduled maturities of our long-term contractual obligations were as follows:

	Payments Due by Period
	1-3 Years	4-5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$50.8	$34.4	$72.3	$157.5
Principal payments on long-term debt, including the current portion	189.4	51.6	—	241.0
Interest payments on long-term debt, including the current portion(1)	19.3	0.2	—	19.5
Minimum royalties under licensing arrangements	3.2	2.9	2.9	9.0
Purchase obligations(2)	3.3	—	—	3.3

Total	$266.0	$89.1	$75.2	$430.3

(1)	For purposes of the table, interest expense is calculated after giving effect to our interest rate swap as follows: (i) during the remaining eight month term of the swap agreement, interest expense is based on $100 million of our first-lien term loan and based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of December 28, 2008 and (ii) after the remaining eight month term of the swap agreement, interest expense on the loan is estimated for all periods based on the rate in effect as of December 28, 2008. A 1% change in interest rates on our variable rate debt, including the effect of the interest rate swap, would result in a change of $5.5 million in our total interest payments, of which $5.4 million would be in years 1-3 and $0.1 million would be in years 4-5.

(2)	Purchase obligations include agreements to purchase goods that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As of December 28, 2008, we had approximately $2.9 million of total unrecognized tax benefits. As of December 28, 2008, the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.3 million.

Off-balance-sheet arrangements

We do not have any off-balance-sheet financing or unconsolidated special purpose entities.

Effects of inflation

Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation because they are short-term in nature. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not currently significantly affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products offered by us. In addition, an inflationary environment could materially increase the interest rates on our debt and reduce consumer’s discretionary spending.

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

Revenue recognition

Our revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104 Revenue Recognition, and other applicable revenue recognition guidance and interpretations. We record revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

We recognize sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of consignment sales, including those to QVC), infomercial customers and online shopping customers, or when purchased by consumers at company-owned boutiques, each net of estimated returns. For our consignment sales to QVC, we recognize sales, net of estimated returns, upon shipment to their customers. Postage and handling charges billed to customers are also recognized as revenue upon shipment of the related merchandise. State and local taxes are presented on a net basis as we consider ourselves a pass-through conduit for collecting and remitting state and local sales taxes. Shipping terms are FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at retail locations. For consignment sales to QVC, title passes to QVC concurrent with its shipments to its customers.

Sales are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts and an amount established for anticipated product returns. Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. This accrual is calculated based on a history of actual returns, estimated future returns and any significant future known or anticipated events. Consideration of these factors results in an accrual for anticipated sales returns. Our standard terms for retail sales, including infomercial sales and sales company-owned boutiques, limit returns to approximately 30 to 60 days after the sale of the merchandise. For our premium wholesale sales channel within our North America Retail segment, as is customary in the beauty industry, we may allow returns from our wholesale customers if properly requested and approved. As a percentage of gross sales, returns were 4.3%, 4.9% and 4.8% in the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

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

Inventories

Inventories consist of finished goods and work in process and are stated at the lower of cost or market. Work in process includes inventory in our distribution centers related to the kitting of assembly orders. Cost is determined on a weighted-average basis. We regularly monitor inventory quantities on hand and record write-downs for excess and obsolete inventories and shrinkage based primarily on our estimated forecast of product demand and production requirements. This methodology is significantly affected by our sales forecast. If actual demand were to be substantially lower than estimated, additional write-downs and write-offs for excess or obsolete inventories may be required.

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

Goodwill and intangible assets

Goodwill and other purchased intangible assets have been recorded as a result of our acquisitions. Goodwill and indefinite-lived intangibles are not amortized, but rather are subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives.

We are required to perform an annual impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, we perform the impairment test of goodwill and indefinite-lived intangible assets at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any.

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

Stock-based compensation

We account for stock-based compensation plans under the fair value recognition and measurement provisions of SFAS 123(R) which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the requisite service period for awards expected to vest. Our calculation of stock-based compensation requires us to make a number of complex and subjective estimates and assumptions, including the fair value of our common stock, future forfeitures, stock price volatility, expected life of the options and related tax effects. Prior to our initial public offering, our Board of Directors determined the estimated fair value of our common stock on the date of grant based on a number of factors, most significantly the use of periodic contemporaneous valuations performed by a third-party valuation firm. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. Expected volatility of the stock is based on a blend of our peer group in the industry in which we do business and the historical volatility of our own stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. In the future, our expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record.

Derivative financial instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” (as amended by SFAS No. 138), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they are measured at fair value. The fair value is estimated based on broker price quotations using market prices for those or similar instruments and represents the estimated amount that the Company would pay or receive to terminate the contract. Such quotes are assessed for reasonableness utilizing discounted cash flow analyses.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. In connection with the adoption of FIN 48, we changed our accounting policy and now recognize accrued interest and penalties related to income tax matters in income tax expense. These amounts were previously classified in selling, general and administrative expenses.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Statement 141-R will significantly change the accounting for future business combinations after adoption. Statement 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. Statement 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt Statement 141-R beginning in our fiscal year ending January 3, 2010, as required. We are currently in the process of determining the impact, if any, of adopting the provisions of Statement 141-R.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt Statement 161 in its fiscal year ending January 3, 2010, as required. We have not completed our evaluation of Statement 161 but it will not impact our financial position or results of operations as it is disclosure-only in nature.

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

Unaudited Quarterly Consolidated Statements of Operations for 2008

	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
	(in thousands, except per share data)
Sales, net	$140,358	$138,518	$130,199	$147,090
Cost of goods sold	38,657	39,017	35,354	41,662

Gross profit	101,701	99,501	94,845	105,428

Operating expenses:
Selling, general and administrative	50,464	50,691	51,208	56,202
Depreciation and amortization	2,621	2,821	3,065	3,542
Stock-based compensation	1,912	968	1,533	1,223

Total operating expenses	54,997	54.480	55,806	60,967

Operating income	46,704	45,021	39,039	44,461
Interest expense	(4,644)	(4,280)	(3,917)	(3,698)
Other income (expense), net	707	(40)	24	128

Income before provision for income tax	42,767	40,701	35,146	40,891
Provision for income taxes	16,984	16,009	12,247	16,304

Net income	$25,783	$24,692	$22,899	$24,587

Net income per common share:
Basic	$0.28	$0.27	$0.25	$0.27

Diluted	$0.28	$0.26	$0.25	$0.26

Unaudited Quarterly Net Sales by Business Segment for 2008

	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
	(in thousands, except per share data)
North America Retail	$78,042	$74,110	$80,524	$87,332
North America Direct to Consumer	48,248	48,420	32,431	41,130
International	14,068	15,988	17,244	18,628

Sales, net	$140,358	$138,518	$130,199	$147,090

Unaudited Quarterly Consolidated Statements of Operations for 2007

	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007
	(in thousands, except per share data)
Sales, net	$115,613	$124,144	$126,635	$144,608
Cost of goods sold	33,450	37,578	35,956	40,574

Gross profit	82,163	86,566	90,679	104,034

Expenses:
Selling, general and administrative	39,185	43,536	47,536	50,081
Depreciation and amortization	940	1,860	2,035	2,442
Stock-based compensation	1,611	1,779	1,800	1,648

Total operating expenses	41,736	47,175	51,371	54,171

Operating income	40,427	39,391	39,308	49,863
Interest expense	(6,811)	(6,274)	(5,725)	(4,809)
Other income, net	341	487	471	407

Income before provision for income tax	33,957	33,604	34,054	45,461
Provision for income taxes	13,552	13,389	13,579	18,488

Net income	$20,405	$20,215	$20,475	$26,973

Net income per common share:
Basic	$0.23	$0.22	$0.23	$0.30

Diluted	$0.22	$0.22	$0.22	$0.29

Unaudited Quarterly Net Sales by Business Segment for 2007

	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007
	(in thousands, except per share data)
North America Retail	$58,082	$64,913	$75,225	$80,796
North America Direct to Consumer	49,183	49,422	41,738	51,524
International	8,348	9,809	9,672	12,288

Sales, net	$115,613	$124,144	$126,635	$144,608

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities. We have reduced our exposure to interest rate fluctuations by entering into an interest rate swap agreement covering a portion of our variable rate debt. In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million which declined to $100 million after one year under which, on a net settlement basis, we will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. Our weighted average borrowings outstanding during the year ended December 28, 2008 were $247.9 million and the annual effective interest rate for the period was 6.7%, after giving effect to the interest swap agreement. A hypothetical 1% increase or decrease in interest rates would have resulted in a $2.5 million change to our interest expense in the year ended December 28, 2008, excluding the effect of the interest rate swap.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bare Escentuals, Inc.

We have audited the accompanying consolidated balance sheets of Bare Escentuals, Inc. as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bare Escentuals, Inc. at December 28, 2008 and December 30, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.

As described in Note 2, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions upon adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bare Escentuals, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bare Escentuals, Inc.

We have audited Bare Escentuals, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bare Escentuals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is contained in Part I, Item 9A of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bare Escentuals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 28, 2008, of Bare Escentuals, Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

February 25, 2009

BARE ESCENTUALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 28, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$47,974	$32,117
Inventories	92,576	59,643
Accounts receivable, net of allowances of $8,930 and $7,638 at December 28, 2008 and December 30, 2007, respectively	42,304	43,369
Prepaid expenses and other current assets	10,302	9,393
Deferred tax assets, net	10,011	7,410

Total current assets	203,167	151,932
Property and equipment, net	71,157	43,876
Goodwill	15,409	15,409
Intangible assets, net	6,943	9,908
Other assets	3,105	2,780

Total assets	$299,781	$223,905

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$17,216	$17,901
Accounts payable	16,534	22,041
Accrued liabilities	20,260	25,141
Income taxes payable	3,053	2,648

Total current liabilities	57,063	67,731
Long-term debt, less current portion	223,808	247,032
Other liabilities	19,218	13,629

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 10,000 shares authorized at December 28, 2008 and December 30, 2007; zero shares issued and outstanding at December 28, 2008 and December 30, 2007	—	—
Common stock; $0.001 par value; 200,000 shares authorized at December 28, 2008 and December 30, 2007; 91,608 and 91,159 shares issued and outstanding at December 28, 2008 and December 30, 2007, respectively	92	91
Additional paid-in capital	425,352	416,524
Accumulated other comprehensive loss	(4,155)	(1,544)
Accumulated deficit	(421,597)	(519,558)

Total stockholders’ equity (deficit)	(308)	(104,487)

Total liabilities and stockholders’ equity (deficit)	$299,781	$223,905

See accompanying notes.

BARE ESCENTUALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Sales, net	$556,165	$511,000	$394,525
Cost of goods sold	154,690	147,558	112,439

Gross profit	401,475	363,442	282,086
Expenses:
Selling, general and administrative	208,565	180,338	135,501
Depreciation and amortization, relating to selling, general and administrative	12,049	7,277	2,327
Stock-based compensation, relating to selling, general and administrative	5,636	6,838	5,347
Restructuring charges	—	—	114

Operating income	175,225	168,989	138,797
Interest expense	(16,539)	(23,619)	(49,246)
Debt extinguishment costs	—	—	(5,868)
Other income, net	819	1,706	1,222

Income before provision for income taxes	159,505	147,076	84,905
Provision for income taxes	61,544	59,008	34,707

Net income	$97,961	$88,068	$50,198

Net income per share:
Basic	$1.07	$0.98	$0.67

Diluted	$1.05	$0.95	$0.65

Cash dividend per common share	$—	$—	$4.81

Weighted-average shares used in per share calculations:
Basic	91,408	90,278	74,668

Diluted	93,184	93,026	77,208

See accompanying notes.

BARE ESCENTUALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2006	69,109	69	1,887	—	(329,388)	(327,432)
Common stock options exercised	1,680	2	1,307	—	—	1,309
Tax benefit related to stock option exercises	—	—	6,973	—	—	6,973
Stock-based compensation	—	—	5,347	—	—	5,347
Issuance of common stock to director	36	—	300	—	—	300
Cash dividends paid in connection with the June 2006 Recapitalization	—	—	(12,943)	—	(327,484)	(340,427)
Shares issued in lieu of transaction fees	204	—	2,442	—	—	2,442
Common stock repurchased	(113)	—	(998)	—	—	(998)
Issuance of common stock in initial public offering, net of issuance costs of $2,697	18,400	18	373,748	—	—	373,766
Net income and comprehensive income	—	—	—	—	50,198	$50,198

Balance at December 31, 2006	89,316	89	378,063	—	(606,674)	(228,522)
Cumulative effect on accumulated deficit related to the adoption of FIN 48	—	—	—	—	(952)	(952)
Common stock options exercised	1,168	1	1,814	—	—	1,815
Tax benefit related to stock option exercises and disqualifying disposition of shares	—	—	8,727	—	—	8,727
Stock-based compensation	—	—	6,838	—	—	6,838
Issuance of common stock, net of issuance costs	675	1	21,082	—	—	21,083
Comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	(19)	—	(19)
Unrealized loss on interest rate swap, net of tax	—	—	—	(1,525)	—	(1,525)
Net income	—	—	—		88,068	88,068

Total comprehensive income, net of tax						86,524

Balance at December 30, 2007	91,159	$91	$416,524	$(1,544)	$(519,558)	$(104,487)

Common stock options exercised	449	1	1,388	—	—	1,389
Tax benefit related to stock option exercises and disqualifying disposition of shares	—	—	1,804	—	—	1,804
Stock-based compensation	—	—	5,636	—	—	5,636
Comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	(2,473)	—	(2,473)
Unrealized loss on interest rate swap, net of tax	—	—	—	(138)	—	(138)
Net income	—	—	—	—	97,961	97,961

Total comprehensive income, net of tax						95,350

Balance at December 28, 2008	91,608	$92	$425,352	$(4,155)	$(421,597)	$(308)

See accompanying notes.

BARE ESCENTUALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Operating activities
Net income	$97,961	$88,068	$50,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	8,904	5,052	2,327
Amortization of intangible assets	2,965	2,225	—
Amortization of debt issuance costs	232	277	291
Debt extinguishment costs	—	—	5,868
Stock-based compensation	5,636	6,838	5,347
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(3,469)	(9,998)	(6,973)
Deferred income tax provision (benefit)	1,865	249	(2,863)
Loss on disposal of fixed assets	141	216	9
Changes in assets and liabilities:
Inventories	(34,707)	4,308	(27,921)
Accounts receivable	139	(12,011)	(12,868)
Income taxes	2,534	16,152	6,939
Prepaid expenses and other current assets	(1,157)	132	(2,824)
Other assets	(601)	(1,225)	(522)
Accounts payable and accrued liabilities	(8,335)	(4,098)	12,163
Other liabilities	650	1,190	471

Net cash provided by operating activities	72,758	97,375	29,642

Investing activities
Purchase of property and equipment	(38,143)	(25,986)	(13,617)
Proceeds from sale of property and equipment	1,299
Acquisition of business, net of cash and cash equivalents acquired	—	(18,694)	—

Net cash used in investing activities	(36,844)	(44,680)	(13,617)

Financing activities
Proceeds from issuance of Senior Term Loans and First and Second Lien Credit Loans	—	—	206,583
Repayments on Senior Term Loans and First and Second Lien Credit Loans	(23,909)	(74,330)	(257,153)
Proceeds from issuance of Subordinated Notes Payable	—	—	125,000
Repayments on Subordinated Notes Payable	—	—	(125,000)
Payments for debt issuance costs	—	—	(4,178)
Proceeds from issuance of common stock in initial public offering	—	—	376,463
Payment of transaction costs in connection with the issuance of common stock in initial public offering	—	—	(2,697)
Proceeds from issuance of common stock in public offerings	—	21,083	—
Dividend paid in connection with the Recapitalization transactions	—	—	(340,427)
Excess tax benefit from stock option exercises and disqualifying disposition of shares	3,469	9,998	6,973
Exercise of stock options	1,389	1,815	1,309
Common stock repurchased	—	—	(998)
Proceeds from issuance of common stock to directors	—	—	300

Net cash used in financing activities	(19,051)	(41,434)	(13,825)
Effect of foreign exchange rate changes on cash	(1,006)	(19)	—

Net increase in cash and cash equivalents	15,857	11,242	2,200
Cash and cash equivalents, beginning of period	32,117	20,875	18,675

Cash and cash equivalents, end of period	$47,974	$32,117	$20,875

Supplemental disclosure of cash flow information
Cash paid for interest	$16,863	$23,818	$53,218

Cash paid for income taxes	$56,696	$47,019	$30,628

Supplemental disclosure of noncash financing activities
Shares issued in lieu of transaction fees	$—	$—	$2,442

See accompanying notes.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

Bare Escentuals, Inc. together with its subsidiaries (“Bare Escentuals” or the “Company”) develops, markets, and sells branded cosmetics, skin care and body care products under the bareMinerals, RareMinerals, Buxom and md formulations brands. The bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model utilizing traditional retail distribution channels consisting of premium wholesale customers including Sephora, Ulta and selected department stores; company-owned boutiques; and spas and salons; as well as direct to consumer media distribution channels consisting of home shopping television on QVC; infomercials; and online shopping. The Company also sells products internationally in the United Kingdom, Japan, France, Germany and Canada as well as in smaller international markets via distributors.

Basis of Presentation

The Company was originally incorporated in Delaware on March 9, 2004 under the name STB Beauty, Inc. On February 24, 2006, the Company changed its name to Bare Escentuals, Inc. The Company completed an initial public offering of its common stock on October 4, 2006.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31, based on a 52/53-week year. The fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, each contained 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The accounting estimates that require management’s most significant judgments include the estimate of sales returns and the valuation of inventory, the assessment of recoverability of intangible assets, the valuation and recognition of stock-based compensation, and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supply and Fulfillment Concentration Risks

All of the Company’s products are contract manufactured or supplied by third parties. The Company has long-term contracts with several of its suppliers. The terms of these contracts have various expiration dates through February 1, 2012. The fact that the Company does not have long-term contracts with all of its third-party manufacturers means that those manufacturers could cease manufacturing the Company’s products at any time and for any reason.

Concentration of Credit Risk and Credit Risk Evaluation

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held by or invested in various financial institutions with high credit standing and as such, Management believes that minimal credit risk exists with respect to these balances.

For the years ended December 28, 2008, December 30, 2007 and December 31, 2006, approximately 43%, 47%, 50%, respectively, of the Company’s sales were generated through credit card purchases. The Company uses third parties to collect its credit card receivables and, as a consequence, believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its third-party resellers not paying by credit card. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable:

	December 28, 2008	December 30, 2007	December 31, 2006
Customer A	15%	15%	11%
Customer B	19%	17%	23%
Customer C	39%	42%	31%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Customer A	12%	12%	13%
Customer B	12%	13%	13%
Customer C	16%	16%	14%

As of December 28, 2008 and December 30, 2007, the Company had no off-balance sheet concentrations of credit risk.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swap agreements. The estimated fair value of cash, cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. At December 28, 2008, all of the Company’s outstanding debt is variable-rate debt. The estimated fair value of the Company’s variable-rate debt approximates its carrying value, since the rate of interest on the variable-rate debt is determined at a margin over LIBOR or the lenders’ base rate plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio, and such rates are revised frequently, based upon current LIBOR or the lenders’ base rate. Interest rate swap agreements are recorded at fair value, which is estimated based on broker price quotations using market prices for those or similar instruments and represents the estimated amount that the Company would pay or receive to terminate the contract. Such quotes are assessed for reasonableness utilizing discounted cash flow analyses.

Inventories

Inventories consist of finished goods and work in process and are stated at the lower of cost or market. Work in process includes inventory in our distribution centers related to the kitting of assembly orders. Cost is determined on a weighted-average basis. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows.

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

Goodwill and Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill and indefinite-lived intangibles are not amortized, but rather are subject to an annual impairment test. Other intangible assets are amortized over their estimated useful lives.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets, which was performed during the fourth quarter of fiscal 2008. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date. In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to its various reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determine the carrying value (book value) of those reporting units. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. Through December 28, 2008, no impairment charge has been required.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method. Debt issuance costs paid directly to lending institutions are recorded as a debt discount, while debt issuance costs paid to third parties are recorded as other assets.

Amortization of loan costs for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, totaled $232,000 $277,000 and $291,000, respectively, and is included in interest expense in the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (“Statement 123(R)”). Statement 123(R) is applicable for stock-based awards exchanged for employee services and in certain circumstances for non-employee directors. Pursuant to Statement 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates.

The Company’s share-based compensation plans are described in Note 16. The compensation cost charged to operations under these plans pursuant to Statement 123(R) was $5,636,000, $6,838,000 and $5,169,000 for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. The Company records stock-based compensation on a separate operating expense line item in its statement of operations due to the fact that, to date, all of its stock-based awards have been made to employees whose salaries are classified as selling, general and administrative expenses.

The weighted-average fair value of the stock options granted for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was approximately $4.69, $14.90 and $8.33, respectively.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model using the weighted-average assumptions noted in the following table:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Expected dividend rate	0.00%	0.00%	0.00%
Expected volatility	62%	45%	50%
Risk-free interest rate	1.9%	3.4%	5.0%
Expected lives (years)	4.75	4.75 to 6.5	6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Expected volatility of the stock for 2008 is based on the daily historical volatility of the Company’s own stock, with consideration given to volatility of companies of similar growth and maturity and of the Company’s peer group in the industry in which the Company does business. Expected volatility of the stock for 2007 and 2006 is based on companies of similar growth and maturity and of the Company’s peer group in the industry in which the Company does business because the Company did not have sufficient historical volatility data for its own stock. The expected life of an option represents the period of time that options granted are expected to be outstanding. To date, the Company has elected to use the shortcut approach in accordance with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110, Share-Based Payment, to develop the estimate of the expected term.

The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. In the future, the Company’s expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense the Company records.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, (as amended by SFAS No. 138) (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they are measured at fair value.

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

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hedging transactions are highly effective in offsetting changes in anticipated cash flow of hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is ineffective as a hedge, and changes in fair value of the instrument are recognized in net income.

The Company is exposed to interest rate risks primarily through borrowings under its senior secured credit facilities. Interest on all of the Company’s borrowings under its senior secured credit facilities is based upon variable interest rates. As of December 28, 2008, the Company had borrowings of $241.0 million outstanding under its senior secured credit facilities which bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of December 28, 2008, the interest rate on the First Lien Term Loan was accruing at 2.76% (without giving effect to the interest rate swap agreement discussed below). At all times after October 2, 2007, the Company is required under its senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under its senior loan facilities, unless the Company satisfies specified coverage ratio tests. As of December 28, 2008, the Company satisfied these tests.

In August 2007, the Company entered into a two-year interest rate swap agreement under the Company’s senior secured credit facilities. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had an initial notional amount of $200 million which declined to $100 million after one year under which, on a net settlement basis, the Company will make monthly fixed rate payments, excluding a margin of 2.25%, at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, the Company has fixed for a two-year period the interest rate subject to market based interest rate risk on $200 million of borrowings for the first year and $100 million of borrowings for the second year under its First Lien Credit Agreement. The Company’s obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of December 28, 2008 was a liability of $2,752,000 which was recorded in other liabilities in the consolidated balance sheet, with the related unrealized loss recorded as a component of accumulated other comprehensive income (loss), net of a $1,089,000 tax benefit. The ineffective portion recorded to earnings during the year ended December 28, 2008 was not material.

Revenue Recognition

The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, and other applicable revenue recognition guidance and interpretations. The Company records revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Consideration Given to Customers

The Company provides consideration to certain retail customers which includes discounts and consideration to certain wholesale customers which includes cooperative advertising, free products, royalties and shared employee costs. In accordance with the provisions of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), these costs are recorded as a reduction of net sales in the accompanying consolidated statements of operations, unless the Company determines it has received an identifiable benefit and can reasonably estimate the fair value of that benefit, in which case the costs would be recorded as expenses. During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company recorded a reduction of sales of $15,296,000, $9,087,000 and $5,724,000, respectively. During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company recorded a charge to cost of goods sold totaling $4,130,000, $3,761,000 and $1,212,000, respectively. During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company recorded a charge to selling, general and administrative expenses totaling $199,000, $449,000 and $206,000, respectively.

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

Research and Development

Research and development costs are charged to operations as incurred and are recorded as selling, general and administrative expenses. Major components of research and development expenses consist of product formulation, testing, regulatory analysis, and compliance. Such costs totaled $698,000, $431,000 and $663,000 for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

Advertising Costs

The Company purchases commercial airtime on various television stations throughout the United States in order to air its direct-response program, or “infomercial.” The Company expenses costs associated with purchasing airtime as incurred. During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company incurred direct broadcast media costs of $29,680,000, $31,723,000 and $28,161,000, respectively.

The Company expenses production costs associated with advertising as incurred, except for production costs for its infomercials, which are capitalized and amortized over their expected period of future benefit. The capitalized production costs for each infomercial are amortized over a twelve-month period following the first airing of the infomercial. At December 28, 2008 and December 30, 2007, unamortized production costs totaling $375,000 and $270,000, respectively, were reported as assets in the accompanying consolidated balance sheets. During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company recorded amortization expense relating to infomercial production costs of $1,023,000, $730,000 and $448,000, respectively.

Other advertising costs such as media placements and public relations are expensed as incurred. Marketing brochures are accounted for as prepaid assets and are expensed based on usage, or at such time that they are no longer expected to be used, in which case their cost is expensed at that time. During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company incurred other advertising costs of $3,834,000, $4,736,000 and $3,759,000, respectively. All advertising and other related costs are recorded as selling, general and administrative expenses.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) (Note 13). In connection with the adoption of FIN 48, the Company changed its accounting policy and now recognizes accrued interest and penalties related to income tax matters in income tax expense. These amounts were previously classified in selling, general and administrative expenses.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per Share

A calculation of earnings per share, as reported, is as follows (in thousands, except per share data):

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Numerator:
Net income attributable to common stockholders, as reported	$97,961	$88,068	$50,198

Denominator:
Weighted average common shares used in per share calculations—basic	91,408	90,278	74,668

Add: Common stock equivalents from exercise of stock options	1,776	2,748	2,540

Weighted-average common shares used in per share calculations—diluted	93,184	93,026	77,208

Net income per share:
Basic, as reported	$1.07	$0.98	$0.67

Diluted, as reported	$1.05	$0.95	$0.65

Options to purchase 779,746, 176,181 and 41,063 shares of common stock in the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively, were not included in the computation of net income per share attributable to common stockholders—diluted, as reported because their impact was anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized gains or losses on interest rate swap, net of tax.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 28, 2008	December 30, 2007
Foreign currency translation adjustments, net of tax	$(2,492)	$(19)
Unrealized loss on interest rate swap, net of tax	(1,663)	(1,525)

Total accumulated other comprehensive loss	$(4,155)	$(1,544)

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The Company changed its operating segments and historical segment financial information presented have been revised to meet these new operating segments (Note 19).

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company adopted SAB 110 on December 31, 2007. The Company is continuing to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Statement 141-R will significantly change the accounting for future business combinations after adoption. Statement 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. Statement 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt Statement 141-R beginning in its fiscal year ending January 3, 2010, as required. The Company is currently in the process of determining the impact, if any, of adopting the provisions of Statement 141-R.

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

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3. Acquisition

On April 3, 2007, the Company completed its acquisition of U.K.-based Cosmeceuticals Limited (“Cosmeceuticals”), which distributes Bare Escentuals’ bareMinerals, md formulations and MD Forte brands primarily to spas and salons and QVC U.K. The acquired entity has been renamed Bare Essentials U.K. Ltd. The Company’s primary reason for the acquisition was to reacquire its distribution rights and to expand its market share. The Company accounted for its pre-existing relationship with Cosmeceuticals in accordance with EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. The consideration for the purchase was cash of $23.1 million, comprised of $22.4 million in cash consideration and $0.7 million of transaction costs. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results have not been presented because the effect of the acquisition was not material.

The total purchase price of $23.1 million was allocated as follows: $12.6 million to goodwill included as corporate assets (not deductible for income tax purposes), $8.9 million to identifiable intangible assets comprised of customer relationships of $8.0 million and $0.9 million for non-compete agreements, $4.4 million to net tangible assets acquired, and $2.8 million to deferred tax liability. The estimated useful economic lives of the identifiable intangible assets acquired are three years. The most significant factor that resulted in the recognition of goodwill in the purchase price allocation was the ability to expand on an accelerated basis into trade areas beyond the acquired distribution rights.

During the year ended December 28, 2008, the Company sold $1.3 million of the net tangible assets acquired to a third party for proceeds of $1.3 million. There was no gain or loss recorded in this transaction.

4. Inventories

Inventories consisted of the following (in thousands):

	December 28, 2008	December 30, 2007
Work in process	$14,058	$3,007
Finished goods	78,518	56,636

	$92,576	$59,643

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 28, 2008	December 30, 2007
Furniture and equipment	$16,749	$8,719
Computers and software	22,347	13,890
Leasehold improvements	45,959	28,291

	85,055	50,900
Accumulated depreciation and amortization	(17,285)	(9,369)

	67,770	41,531
Construction-in-progress	3,387	2,345

Property and equipment, net	$71,157	$43,876

6. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 28, 2008	December 30, 2007
Customer relationships	$8,000	$8,000
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	900	900

	13,892	13,892
Accumulated amortization	(6,949)	(3,984)

Intangible assets, net	$6,943	$9,908

The aggregate amortization expense of $2,965,000, $2,225,000 and $0 for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations.

Estimated amortization expense as of December 28, 2008 to be recognized in future periods is as follows (in thousands):

Year ending:
January 3, 2010	$2,965
January 2, 2011	745

$3,710

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Other Assets

Other assets consisted of the following (in thousands):

	December 28, 2008	December 30, 2007
Debt issuance costs, net of accumulated amortization of $570 and $338 at December 28, 2008 and December 30, 2007, respectively	$548	$780
Other assets	2,557	2,000

	$3,105	$2,780

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 28, 2008	December 30, 2007
Employee compensation and benefits	$6,793	$9,394
Gift certificates and customer liabilities	2,817	2,500
Sales taxes and local business taxes	1,983	2,434
Royalties	1,646	2,146
Interest	311	971
Other	6,710	5,170
Purchase price for acquisition	—	2,526

	$20,260	$25,141

9. Revolving Lines of Credit

The Company has established with its lenders a revolving credit facility of up to $25,000,000 (the “Revolver”), the proceeds of which are available to provide financing for working capital and other general corporate purposes of the Company and its subsidiaries. The Revolver has a term of six years expiring on February 18, 2011. At December 28, 2008, $24,900,000 was available and $100,000 was utilized to support outstanding letters of credit. Amounts available under the Revolver are based on eligible collateral that includes certain accounts receivable and inventory and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit.

Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either a margin over LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio (2.25% plus LIBOR or 1.25% plus lenders’ base rate; actual rate of 2.76% at December 28, 2008 and 7.46% at December 30, 2007). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 28, 2008	December 30, 2007
First Lien Term Loans	$241,024	$264,933
Less current portion	(17,216)	(17,901)

Total long-term debt, net of current portion	$223,808	$247,032

First and Second Lien Term Loans

On June 7, 2006, the Company agreed with the lenders under its senior secured credit facilities, then consisting of $251,000,000 of first lien term loans (the “First Lien Term Loans”) and $146,000,000 of second lien term loans (the “Second Lien Term Loans”), to restructure the credit facilities to increase the Company’s borrowings by an additional aggregate principal amount of $331,583,000, comprised of additional First Lien Term Loans of $118,583,000 and additional Second Lien Term Loans of $88,000,000, the proceeds of which were used together with the June 2006 Subordinated Notes of $125,000,000, to pay a dividend to holders of the Company’s common stock in the aggregate amount of $340,427,000 (the “June 2006 Dividend,” and together with the additional credit facilities, the “June 2006 Recapitalization”) and to pay transaction costs in connection with the June 2006 Recapitalization (collectively, the “June 2006 Recapitalization Financing Requirements”). The maturity dates of the First Lien Term Loans and Second Lien Term Loans were not adjusted.

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

As of December 28, 2008, $241,024,000 was outstanding on the First Lien Term Loans. The First Lien Term Loans have a term of seven years expiring on February 18, 2012. The First Lien Term Loans bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of December 28, 2008 and December 30, 2007, the interest rates on the First Lien Term Loans were accruing at 2.76% and 7.46%, respectively (without giving effect to the interest rate swap agreement).

In June 2006, in connection with the Company’s amendment of its credit facilities, the Company wrote off the remaining unamortized debt issuance costs of $867,000 and expensed as debt extinguishment costs $2,524,000 of fees paid directly to the existing lenders, as the amendment was determined to cause the credit

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facilities to be substantially different in accordance with the provisions of EITF 96-19. Additionally, the Company capitalized $2,411,000 of third-party costs related to the new credit agreements and capitalized $1,315,000 of costs related to new lenders as a debt discount.

Borrowings under the Revolver (Note 9) and the First Lien Term Loans are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. As of December 28, 2008, the Company satisfied its financial and nonfinancial covenants.

Subordinated Notes Payable

On June 7, 2006, in connection with the June 2006 Recapitalization, the Company entered into a Note Purchase Agreement pursuant to which the lenders named therein agreed to purchase $125,000,000 of 15.0% Senior Subordinated Notes due June 7, 2014 (the “June 2006 Subordinated Notes”). The June 2006 Subordinated Notes were unsecured and subordinated in priority of payment to the Company’s obligations under the First and Second Lien Credit Agreements. On October 4, 2006, the Company used a portion of the net proceeds received from its initial public offering to repay in full the June 2006 Subordinated Notes.

Scheduled Maturities of Long-Term Debt

At December 28, 2008, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
January 3, 2010	$17,216
January 2, 2011	13,773
January 1, 2012	158,386
December 30, 2012	51,649

$241,024

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, office space and certain office equipment under non-cancelable operating leases with various expiration dates through January 2020. Additionally, the Company subleases certain real property to third parties. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates as of December 28, 2008. These future payments are subject to foreign currency exchange rate risk. The future minimum annual payments and anticipated sublease income under such leases in effect at December 28, 2008, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
January 3, 2010	$16,637	$22	$16,615
January 2, 2011	17,206	22	17,184
January 1, 2012	16,975	22	16,953
December 30, 2012	17,051	1	17,050
December 29, 2013	17,370	—	17,370
Thereafter	72,281	—	72,281

	$157,520	$67	$157,453

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $20,283,000, $12,906,000 and $8,245,000 for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively, which included $1,271,000, $2,028,000 and $1,585,000 of contingent rents, respectively. Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions.

As of December 28, 2008, under the terms of its corporate office lease, the Company issued an irrevocable standby letter of credit of $100,000 to the lessor for the term of the lease.

Royalty Agreements

The Company is a party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for each of the years ended December 28, 2008, December 30, 2007 and December 31, 2006, was $600,000.

The Company has obtained a worldwide exclusive right to license, develop, commercialize, and distribute certain licensed ingredients to be used in products to be sold by the Company. This agreement requires the Company to make payments upon achievement of certain product milestones. In addition, this agreement requires the Company to pay a royalty of 3.5% of the net sales upon successful launch of the first product, subject to certain minimum annual royalty amounts. The Company launched commercial sales of the products containing the licensed ingredients during the year ended December 31, 2006. The minimum royalty amount is

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$500,000 for 2008 after which time the Company may renegotiate the minimum royalties or other compensation within 120 days after the second anniversary of the commercial launch. In July 2008, the Company elected to exercise its option to renegotiate its minimum royalties and is currently in the process of such renegotiations. The Company’s expense under this agreement was $1,035,000, $876,000 and $644,000 for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

Contingencies

The Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company’s financial position or results of operation.

12. Related-Party Transactions

On June 10, 2004, the Company entered into a Management Agreement (“Berkshire Agreement”) with Berkshire Partners LLC (“Berkshire”). Under the Berkshire Agreement, the Company engaged Berkshire to provide management advisory services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the agreement. The Berkshire Agreement was to expire on June 10, 2009. However, upon completion of the Company’s initial public offering on October 4, 2006, the Company paid $900,000 as consideration for the early termination of the Berkshire Agreement. Total management fees plus expenses recognized under the Berkshire Agreement was $1,234,000 for the year ended December 31, 2006 recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

On June 10, 2004, the Company also entered into a Management Agreement (“JHP Agreement”) with JH Partners, LLC (“JHP”). Under the JHP Agreement, the Company engaged JHP to provide management advisory services in connection with the general business operations of the Company. In compensation for such services, the Company agreed to pay a management fee in an amount of $300,000 per annum for the term of the JHP Agreement. The JHP Agreement was to expire on June 10, 2009. However, upon completion of the Company’s initial public offering on October 4, 2006, the Company paid $900,000 as consideration for the early termination of the JHP Agreement. Total management fees plus expenses recognized under this Agreement was $1,238,000 for the year ended December 31, 2006, recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

13. Fair Value Measurements

The Company adopted Statement 157 on December 31, 2007 for financial assets and liabilities. The Company also adopted Statement 159 in which entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its eligible financial assets or liabilities under FAS 159.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 28, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap agreement and certain investments associated with the Company’s Long-Term Employee-Related Benefits Plan. The fair value of the Company’s interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The fair value of the Company’s investments associated with its Long-Term Employee-Related Benefits Plan is based primarily on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 subject to the disclosure requirements of Statement 157 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Other assets:
Deferred compensation	$1,232	$—	$1,232	$—

Other liabilities:
Interest rate swap	$2,752	$—	$2,752	$—
Deferred compensation	886	—	886	—

Total liabilities	$3,638	$—	$3,638	$—

14. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Current:
Federal	$46,767	$47,010	$30,212
State	11,787	10,969	7,358
Non-U.S.	1,032	—	—

	59,586	57,979	37,570
Deferred:
Federal	3,271	704	(2,313)
State	(457)	325	(550)
Non-U.S.	(856)

	1,958	1,029	(2,863)

Provision for income taxes	$61,544	$59,008	$34,707

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A net tax benefit of $1,804,000, $8,727,000 and $6,973,000 related to the exercise of nonqualified stock options was credited to additional paid-in capital and decreased the amount of taxes payable during the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

Income before provision for income taxes consists of the following (in thousands):

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
United States	$158,612	$146,519	$84,905
International	893	557	—

Total	$159,505	$147,076	$84,905

The difference between the Company’s effective income tax rate and the United States federal income tax rate is summarized as follows:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.6	5.0	5.2
Foreign income at other than U.S. rates	(0.1)	(0.1)	—
Nondeductible interest in connection with the June 2006 Subordinated Notes	—	—	0.6

Unrecognized tax benefit and settlement	(1.0)	—	—
Other	0.1	0.2	0.1

Effective tax rate	38.6%	40.1%	40.9%

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 28, 2008	December 30, 2007
Inventory valuation	$4,094	$3,225
Accruals and allowances	4,680	3,661
Deferred rent	2,449	1,106
Stock-based compensation	2,950	1,454
Capitalized loan costs	740	982
Interest rate swap	1,090	1,016
Other	109	177

Total deferred tax assets	16,112	11,621
Trademarks and other intangible assets	(2,521)	(3,526)
Deferred income	(812)	—
Property and equipment, net	(7,196)	(564)
Prepaid expenses	(704)	(676)

Total deferred tax liabilities	(11,233)	(4,766)

Net deferred tax assets	$4,879	$6,855

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred tax assets and liabilities presented above are classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 28, 2008	December 30, 2007
Net current deferred tax assets	$10,011	$7,410
Net noncurrent deferred tax liabilities (included in other liabilities)	(5,132)	(555)

Net deferred tax assets	$4,879	$6,855

The Company records United States income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside of the United States. As of December 28, 2008, the cumulative amount of undistributed earnings considered permanently reinvested is $5.3 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. If management decides to remit these permanently reinvested earnings to the United States in a future period, our provision for income taxes may increase materially in that period.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

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

	December 28, 2008	December 30, 2007
Beginning Balance	$4,728	$3,905
Additions based on tax positions related to the current year	73	934
Additions based on tax positions related to the prior year	1,482	649
Settlements	(723)	—
Reduction for lapse of statute of limitations	(2,483)	(760)

Ending Balance	$3,077	$4,728

As of December 28, 2008, the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $326,000.

During the year ended December 28, 2008, the Company incurred a benefit of approximately $160,000 on interest, net of tax, due to the lapse of statute and settlement of audits. During the year ended December 30, 2007, the Company recognized approximately $463,000 of interest. As of December 28, 2008 and December 30, 2007, the Company had approximately $304,000 and $463,000 of accrued interest, net of tax, related to uncertain tax positions, respectively.

Included in the balance of unrecognized tax benefits at December 28, 2008 and December 30, 2007 are tax positions of $2,513,000 and $2,725,000, respectively, for which the ultimate recognition is highly certain but for which there is uncertainty about the timing of such recognition. Because of the impact of deferred income tax

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting, other than for interest and penalties, these items would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company does not expect any material change to its gross unrecognized tax benefits balance within the next twelve months.

The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The tax years subsequent to 2003 remain open to examination by certain major state taxing jurisdictions in the United States. In 2007, the U.S. Internal Revenue Service completed its audit of the Company’s U.S. federal income tax returns for 2004, which resulted in no changes to reported tax for that year. During 2008, two states completed their audits of the Company’s state income tax returns for the years 2005 and 2006, which resulted in no material changes to the tax amounts reported in the financial statements for those years.

15. Stockholders’ Equity

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

At December 28, 2008, there were no shares of preferred stock issued or outstanding.

Common Stock

At December 28, 2008, the Company had authorized and outstanding 200,000,000 and 91,607,323 shares of common stock, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the preferential rights of any preferred stock outstanding. At December 28, 2008, no shares of common stock were subject to repurchase by the Company pursuant to the Company’s Stockholders Agreement dated June 10, 2004, as amended to date. Prior to the Company’s initial public offering, holders of the Company’s common stock and options to purchase shares of common stock were parties to the Stockholders Agreement. The Stockholders Agreement addressed various corporate governance matters, including composition of the board of directors and required before the Company may take certain enumerated actions.

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

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Common Stock Reserved for Future Issuance

The Company has reserved shares of common stock for issuance in connection with the following:

	December 28, 2008	December 30, 2007
Stock options outstanding	5,069,079	4,714,936
Stock options available for grant	4,131,681	4,934,757

	9,200,760	9,649,693

Warrants

At December 28, 2008 and December 30, 2007, there were no outstanding warrants to purchase shares of the Company’s stock.

16. Stock-Based Employee Compensation Plans

2004 Equity Incentive Plan

On June 10, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The Company reserved a total of 11,564,718 shares for new grants under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified stock options for common stock to employees, directors, consultants, and other

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associates. The options generally vest over a period of four or five years from the date of grant and have a maximum term of ten years. The estimated per share fair value of the Company’s common stock at the date of grant for options granted under the 2004 Plan was determined by the Board of Directors based on contemporaneous valuations from a third-party valuation firm obtained in January 2006, April 2006 and June 2006.

In conjunction with the adoption of the 2006 Equity Incentive Award Plan in September 2006, no additional options were permitted to be granted under the 2004 Plan. In addition, any outstanding options cancelled under the 2004 Plan subsequent to the effectiveness of the 2006 Equity Incentive Award Plan on September 28, 2006, become available to grant under the 2006 Equity Incentive Award Plan.

A summary of activity under the 2004 Plan is set forth below. All exercise prices have been adjusted to reflect the impact of the exercise price modifications in connection with the June 2006 Recapitalization, described below.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at January 1, 2006	4,393,983	6,441,440	$0.87
Granted	(2,089,386)	2,089,386	6.70
Exercised	—	(1,679,704)	0.78
Canceled	639,829	(639,829)	2.58
Rolled over to 2006 Plan	(106,197)	—	—
Cancellation of remaining options available for grant	(2,838,229)	—	—

Balance at December 31, 2006	—	6,211,293	2.68
Exercised	—	(1,167,797)	1.55
Canceled	679,360	(679,360)	5.45
Rolled over to 2006 Plan	(679,360)	—	—

Balance at December 30, 2007	—	4,364,136	2.56
Exercised	—	(448,583)	3.08
Canceled	364,824	(364,824)	3.78
Cancellation of remaining options available for grant (Rolled over to 2006 Plan)	(364,824)	—	—

Balance at December 28, 2008	—	3,550,729	$2.37

At December 28, 2008 and December 30, 2007, total outstanding options vested under the 2004 Plan were 1,566,560 and 733,386, at a weighted-average exercise price of 1.85 and $2.64, respectively.

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

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2006 Equity Incentive Award Plan

On September 12, 2006, the stockholders of the Company approved the 2006 Equity Incentive Award Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. The 2006 Plan became effective on September 28, 2006. A total of 4,500,000 shares of the Company’s common stock were initially reserved for issuance under the 2006 Plan. To the extent outstanding awards under the 2004 Plan expire or are canceled without having been exercised in full or are repurchased or forfeited following the effective date of the 2006 Plan, the shares of common stock subject to such awards will be available for future issuance under the 2006 Plan. Awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Those awards generally vest over a period of four or five years from the date of grant and have a maximum term of seven or ten years, respectively.

A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at September 28, 2006 (inception)	4,500,000	—	$—
Rolled over from 2004 Plan	106,197	—	—
Granted	(164,250)	164,250	30.95

Balance at December 31, 2006	4,441,947	164,250	30.95
Rolled over from 2004 Plan	679,360	—	—
Granted	(262,650)	262,650	30.02
Canceled	76,100	(76,100)	34.26

Balance at December 30, 2007	4,934,757	350,800	29.53
Rolled over from 2004 Plan	364,824	—	—
Granted	(1,373,800)	1,373,800	9.93
Exercised	—	(350)	22.00
Canceled	205,900	(205,900)	25.40

Balance at December 28, 2008	4,131,681	1,518,350	$12.36

At December 28, 2008 and December 30, 2007, total outstanding options vested under the 2006 Plan were 76,159 and 18,850 at a weighted-average exercise price of $29.17 and $28.23, respectively.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information under the 2004 Plan and the 2006 Plan regarding options outstanding as of December 28, 2008 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$0.46	2,220,459	5.68	$0.46		1,110,479	5.67	$0.46
$0.64-4.30	1,433,422	6.90	3.36		205,253	6.76	1.89
$5.56-26.32	1,292,823	7.13	13.05		286,512	7.50	9.83
$26.37-40.43	122,375	8.06	36.24		40,475	7.69	34.52

	5,069,079		$5.36	$10,997,000	1,642,719		$3.12	$5,161,000

A summary of the Company’s outstanding nonvested options under the 2004 Plan and the 2006 Plan are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	6,139,565	$1.88
Modification of the exercise price of 5,420,578 options in connection with the June 2006 Recapitalization	—	0.41
Granted	2,253,636	8.33
Vested	(1,644,970)	1.78
Forfeited	(639,829)	2.97

Nonvested at December 31, 2006	6,108,402	$4.54
Granted	262,650	14.90
Vested	(1,653,792)	3.66
Forfeited	(754,560)	9.72

Nonvested at December 30, 2007	3,962,700	$4.60
Granted	1,373,800	4.69
Vested	(1,363,032)	3.62
Forfeited	(547,108)	7.21

Nonvested at December 28, 2008	3,426,360	$4.61

As of December 28, 2008, pursuant to Statement 123(R), there was $18,575,000 of total unrecognized compensation cost related to nonvested awards. As of December 28, 2008, this cost is expected to be recognized over a weighted-average period of 2.29 years. The total fair value of options vested during the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were $4,930,000, $6,059,000 and $2,931,000, respectively.

The total cash received from employees as a result of employee stock option exercises under all plans for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were $1,389,000, $1,815,000 and $1,309,000, respectively. In connection with these exercises, the tax benefits realized by the Company for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were $3,469,000, $9,998,000 and $6,973,000, respectively. The total intrinsic value of options exercised for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were $6,375,000, $28,610,000 and $19,333,000, respectively.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Long-Term Employee Related Benefits

The Company has adopted a non-qualified deferred compensation plan for certain executives. As of December 28, 2008 and December 30, 2007, plan liabilities totaled $886,000 and $1,518,000, respectively, which is associated with funds held in an irrevocable grantor’s trust (“Rabbi Trust”). The deferred compensation plan obligations are payable in cash upon retirement, termination of employment, and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan.

The obligations of the Company under the Rabbi Trust consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Rabbi Trust, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Rabbi Trust, and (iii) notional earnings on the foregoing amounts. The Rabbi Trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. The assets of the Rabbi Trust and the Company’s liability to the Plan participants are reflected in “Other assets” and “Other liabilities,” respectively, on the Company’s consolidated balance sheet. The securities that comprise the assets of the Rabbi Trust are designated as trading securities under Statement 115, Accounting for Certain Investments in Debt and Equity Securities. Expenses accrued under the plan are included in selling, general and administrative expenses.

18. Defined Contribution Plan

On January 1, 2006, the Company adopted a defined contribution plan (the “Plan”) in the United States pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). All eligible full- and part-time employees of the Company who meet certain age and service requirements may participate in the Plan. Participants may contribute up to the maximum allowable under the Code. The Plan also allows for discretionary contributions by the Company. In the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company made matching contributions to the 401(k) plan equal to 50% of each participating employee’s contribution, up to 8% of the employee’s salary. Such discretionary contributions vest ratably over three years, as long at the participant remains employed with the Company. Matching contributions aggregated $989,000, $340,000 and $168,000 for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively, recorded as selling, general and administrative expenses in the accompanying statements of operations.

19. Segment and Geographic Information

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

One of the Company’s key objectives is the further expansion of its business internationally and as a consequence, the operating results that the CODM reviews to make decisions about resource allocations and to assess performance have changed to be more geographically focused. In the fourth quarter of fiscal 2008, the Company re-evaluated its operating segments to bring them in line with these changes and how management currently reviews and evaluates the operating performance of the Company and accordingly, the new segments include: North America Retail, North America Direct to Consumer, and International. The North America Retail segment includes all products marketed in the United States and Canada and consists of sales to end users either directly through company owned boutiques or through third-party resellers in a branded, prestige retail environment. The North America Direct to Consumer segment includes all products marketed in the United States and Canada and consists of sales to end users through television or online media who then receive their

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

product via mail. The International segment includes all operations outside the United States and Canada, regardless of method of delivery to the end user. Prior to fiscal 2008, the Company’s operating segments were Retail and Wholesale. As a result, historical segment financial information presented has been revised to reflect these new operating segments.

These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The following table presents certain financial information for each segment. Operating income is the gross margin of the segment less direct expenses of the segment. Some direct expenses, such as media and advertising spend, do impact the performance of the other segment, but these expenses are recorded in the segment they directly relate to and are not allocated out to each segment. The Corporate column includes unallocated selling, general and administrative expenses, depreciation and amortization, stock-based compensation expenses, restructuring charges and certain asset impairment charges. Corporate selling, general and administrative expenses include headquarters facilities costs, distribution center costs, product development costs, corporate headcount costs and other corporate costs, including information technology, finance, accounting, legal and human resources costs. These items, while often times related to the operations of a segment, are not considered by segment operating management and the Chief Operating Decision Maker in assessing segment performance.

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Year ended December 28, 2008
Sales, net	$320,008	$170,229	$65,928	$—	$556,165
Cost of goods sold	80,983	51,961	21,746	—	154,690

Gross profit	239,025	118,268	44,182	—	401,475
Operating expenses:
Selling, general and administrative	77,394	54,241	13,713	63,217	208,565
Depreciation and amortization	3,536	28	3,683	4,802	12,049
Stock-based compensation	—	—	—	5,636	5,636

Total expenses	80,930	54,269	17,396	73,655	226,250

Operating income (loss)	158,095	63,999	26,786	(73,655)	175,225
Interest expense					(16,539)
Other income, net					819

Income before provision for income taxes					159,505
Provision for income taxes					61,544

Net income					$97,961

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Year ended December 30, 2007
Sales, net	$279,016	$191,867	$40,117	$—	$511,000
Cost of goods sold	76,030	56,086	15,442	—	147,558

Gross profit	202,986	135,781	24,675	—	363,442
Operating expenses:
Selling, general and administrative	51,131	64,487	9,832	54,888	180,338
Depreciation and amortization	1,729	28	2,451	3,069	7,277
Stock-based compensation	—	—	—	6,838	6,838

Total expenses	52,860	64,515	12,283	64,795	194,453

Operating income (loss)	150,126	71,266	12,392	(64,795)	168,989
Interest expense					(23,619)
Other income, net					1,706

Income before provision for income taxes					147,076
Provision for income taxes					59,008

Net income					$88,068

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Year ended December 31, 2006
Sales, net	$198,224	$179,740	$16,561	$—	$394,525
Cost of goods sold	54,424	49,949	8,066	—	112,439

Gross profit	143,800	129,791	8,495	—	282,086
Operating expenses:
Selling, general and administrative	34,094	60,401	966	40,040	135,501
Depreciation and amortization	815	21	—	1,491	2,327
Stock-based compensation	—	—	—	5,347	5,347
Restructuring charges	—	—	—	114	114

Total expenses	34,909	60,422	966	46,992	143,289

Operating income (loss)	108,891	69,369	7,529	(46,992)	138,797
Interest expense					(49,246)
Debt extinguishment costs					(5,868)
Other income, net					1,222

Income before provision for income taxes					84,905
Provision for income taxes					34,707

Net income					$50,198

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	December 28, 2008	December 30, 2007
North America Retail	$39,252	$18,566
North America Direct to Consumer	84	84
International	2,594	2,262
Corporate	30,412	23,541

	$72,342	$44,453

Long-lived assets allocated to the North America Retail segment consist of fixed assets and deposits for retail stores. Long-lived assets allocated to the North America Direct to Consumer segment consist of fixed assets. Long-lived assets in Corporate consist of fixed assets, tooling costs and deposits related to the Company’s corporate offices and distribution centers.

The Company’s long-lived assets, excluding goodwill and intangibles, by geographic area were as follows (in thousands). For the table below, Canada is included in International.

	December 28, 2008	December 30, 2007	December 31, 2006
United States	$69,390	$42,191	$21,251
International	2,952	2,262	—

	$72,342	$44,453	$21,251

No individual country or geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands). For the table below, Canada is included in International.

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
United States	$489,004	$470,883	$377,964
International	67,161	40,117	16,561

Sales, net	$556,165	$511,000	$394,525

20. Restructuring Costs

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

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables set forth the exit activities through December 30, 2007 (in thousands):

Accrual balance at January 1, 2006	$424
Cost incurred and charged to expense	114
Cash paid	(366)

Accrual balance at December 31, 2006	$172
Cash paid	(172)

Accrual balance at December 30, 2007	$—

21. Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged against sales	Charged against expenses	Deductions		Balance at end of period
Year ended December 28, 2008:
Allowance for doubtful accounts and returns recorded in accounts receivable	$7,638	$20,648	$1,789	$21,145	(1)	$8,930
Allowance for returns recorded in accrued liabilities	1,501	$13,009	—	13,089	(2)	1,421
Year ended December 30, 2007:
Allowance for doubtful accounts and returns recorded in accounts receivable	$3,427	$20,185	$827	$16,801	(1)	$7,638
Allowance for returns recorded in accrued liabilities	1,380	13,607	—	13,486	(2)	1,501
Year ended December 31, 2006:
Allowance for doubtful accounts and returns recorded in accounts receivable	$2,225	$8,388	$57	$7,243	(1)	$3,427
Allowance for returns recorded in accrued liabilities	1,557	11,921	—	12,098	(2)	1,380

(1)	Represents write off of uncollectible accounts, actual returns taken and consideration provided to certain customers.

(2)	Represents actual returns taken.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of December 28, 2008, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective, as of December 28, 2008, the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management (with the participation of our chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2008. The effectiveness of our internal control over financial reporting as of December 28, 2008 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2009 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2009 Proxy Statement, which we expect to file with the SEC no later than April 27, 2009.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2009 Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

Certain documents relating to the Company’s corporate governance, including our Code of Business Conduct and Ethics, which is applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and all other officers and employees of the Company, and the charters of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee of our Board of Directors, are available on the Company’s website at http://www.bareescentuals.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to the compensation of our executive officers and directors will be in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2009 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2009 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Proposal 1: Election of Directors” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be in our 2009 Proxy Statement and is incorporated herein by reference.

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

2. Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Exhibit Title
3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(2)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

4.2(4)	Stockholders Agreement among the Registrant and certain investors set forth therein, dated June 10, 2004.

4.3(4)	First Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated December 21, 2004.

4.4(4)	Second Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated June 28, 2006.

4.5(10)	Third Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated September 11, 2007.

10.1#(5)	2004 Equity Incentive Plan.

10.2#(4)	First Amendment to 2004 Equity Incentive Plan.

10.3#(4)	Second Amendment to 2004 Equity Incentive Plan.

10.4#(4)	2004 Equity Incentive Plan Form of Time Stock Option Certificate.

10.5#(4)	2004 Equity Incentive Plan Form of Performance Stock Option Certificate.

10.6#(5)	2006 Equity Incentive Award Plan.

10.7#(11)	2006 Equity Incentive Award Plan Form of Stock Option Agreement

10.8#(13)	2006 Equity Incentive Award Plan Form of Restricted Stock Award Agreement

10.9#(12)	2006 Equity Incentive Award Plan Form of Restricted Stock Unit Agreement

10.10#	Deferred Compensation Plan.

10.11#(4)	Employment Offer Letter to Myles B. McCormick, dated December 8, 2004.

10.12†(4)	Amended and Restated Agreement between Dolphin Acquisition Corp. and QVC, Inc. dated December 31, 1998.

10.13(4)	First Amendment to Amended and Restated Agreement between Dolphin Acquisition Corp., d/b/a Bare Escentuals, and QVC, Inc. dated January 29, 1999.

Exhibit Number	Exhibit Title
10.14(4)	Second Amendment to Amended and Restated Agreement between Dolphin Acquisition Corp., d/b/a Bare Escentuals, and QVC, Inc. dated February 9, 1999.

10.15†(4)	License and Supply Agreement between Registrant and BioKool LLC dated September 12, 2005.

10.16†(4)	First Addendum to License and Supply Agreement between Registrant and BioKool LLC effective as of December 29, 2005.

10.17†(4)	Master Services Agreement between Registrant and Datapak Services Corporation dated January 3, 2006.

10.18#(4)	Form of Indemnification Agreement.

10.19(4)	Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.

10.20(4)	First Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated July 21, 2005.

10.21(4)	Second Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated October 7, 2005.

10.22(4)	Third Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated March 17, 2006.

10.23(4)	Fourth Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated June 7, 2006.

10.24(4)	Security Agreement in connection with the Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.

10.25(4)	Form of Term Loan Note in connection with the Credit Agreement.

10.26(4)	Form of Revolving Note in connection with the Credit Agreement.

10.27(4)	Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.

10.28(4)	First Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated July 21, 2005.

10.29(4)	Second Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated October 7, 2005.

10.30(4)	Third Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated March 17, 2006.

10.31(4)	Fourth Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated June 7, 2006.

10.32(4)	Security Agreement in connection with the Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.

10.33(4)	Form of Term Loan Note in connection with Term Loan Agreement.

10.34(4)	Note Purchase Agreement among the Registrant and certain purchasers dated June 7, 2006, including Form of Notes.

10.35(4)	Lease between MD Beauty, Inc. and Davis Forbes Partners, L.P. dated May 26, 2005.

10.36(4)	Office Lease between MD Beauty, Inc. and ECI Stevenson LLC dated February 23, 2005, and First Amendment to Office Lease, dated March 6, 2006.

Exhibit Number	Exhibit Title
10.37†(6)	License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated July 15, 1999.

10.38†(6)	Amendment to License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated March 7, 2003.

10.39(6)	Amendment to License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated October 2, 2003.

10.40†(6)	Purchase and Sale Agreement among MD Formulations, Inc., Allergan, Inc. and Allergan Sales, Inc. dated May 14, 1999.

10.41†(4)	Third Amendment to Amended and Restated Agreement between Bare Escentuals Beauty, Inc. and QVC, Inc. dated September 5, 2006.

10.42(3)	Fifth Amendment to Credit Agreement among Bare Escentuals Beauty, Inc., formerly known as MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated September 11, 2006.

10.43(3)	Name and Likeness License Agreement between the Registrant and Leslie A. Blodgett dated September 22, 2006.

10.44(7)	Sixth Amendment to Credit Agreement among Bare Escentuals Beauty, Inc., the Registrant, BNP Paribas and the lenders party thereto dated December 20, 2006.

10.45(7)	Amended and Restated Credit Agreement among Bare Escentuals Beauty, Inc., the Registrant., BNP Paribas and the lenders party thereto dated December 20, 2006.

10.46(8)	Second Amendment to Office Lease between Bare Escentuals Beauty, Inc., formerly known as MD Beauty, Inc. and Forward One, LLC, successor-in-interest to ECI Stevenson, LLC dated December 19, 2006.

10.47(8)	Lease between Bare Escentuals Beauty, Inc. and Centerpoint II, LLC dated January 31, 2007.

10.48(8)	Guaranty by Registrant dated January 31, 2007 to Lease between Bare Escentuals Beauty, Inc. and Centerpoint II LLC.

10.49#(9)	Employment Offer Letter to James Taschetta dated August 23, 2007.

10.50#(9)	Amendment to Employment Offer Letter to James Taschetta dated August 23, 2007.

10.51(10)	Master Services Agreement between Registrant and DataPak Services Corporation dated January 1, 2008.

10.52#(13)	Employment Offer Letter to Michael Dadario dated May 18, 2008.

10.53#(14)	Amended and Restated Employment Agreement between Leslie Blodgett and the Registrant dated December 19, 2008.

10.54#(14)	Severance Rights Agreement between Myles McCormick and the Registrant dated December 19, 2008.

10.55#(14)	Severance Rights Agreement between Michael Dadario and the Registrant dated December 19, 2008.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Title
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

#	Indicates management contract or compensatory plan.

(1)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

(2)	Filed with the Registrant’s Form 8-K filed on November 30, 2007.

(3)	Filed with the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135484) on September 25, 2006.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-135484) on June 30, 2006.

(5)	Filed with the Registrant’s Amendment No. 3 (File No. 333-135484) to the Registration Statement on Form S-1 on September 13, 2006.

(6)	Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 on August 15, 2006.

(7)	Filed with the Registrant’s Form 8-K filed on December 22, 2006. (8) Filed with the Registrant’s Form 8-K filed on March 1, 2007. (9) Filed with the Registrant’s Form 8-K filed on October 17, 2007.

(10)	Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008.

(13)	Filed with the Registrant’s Form 8-K filed on June 5, 2008.

(14)	Filed with the Registrant’s Form 8-K filed on December 23, 2008.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Bare Escentuals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.

Dated: February 26, 2009	By:	/S/ MYLES B. MCCORMICK
Myles B. McCormick Executive Vice President, Chief Financial Officer and Chief Operating Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Leslie A. Blodgett and Myles B. McCormick, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ LESLIE A. BLODGETT Leslie A. Blodgett	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/S/ MYLES B. MCCORMICK Myles B. McCormick	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 26, 2009

/S/ KEVIN J. BRADSHAW Kevin J. Bradshaw	Vice President, Controller (Principal Accounting Officer)	February 26, 2009

/S/ ROSS M. JONES Ross M. Jones	Director

/S/ BRADLEY M. BLOOM Bradley M. Bloom	Director	February 26, 2009

Name	Title	Date

/S/ KRISTINA M. LESLIE Kristina M. Leslie	Director	February 26, 2009

/S/ LEA ANNE S. OTTINGER Lea Anne S. Ottinger	Director	February 26, 2009

/S/ KAREN M. ROSE Karen M. Rose	Director	February 26, 2009

/S/ GLEN T. SENK Glen T. Senk	Director	February 26, 2009

/S/ ELLEN L. BROTHERS Ellen L. Brothers	Director	February 26, 2009