Form 10-Q
period 2009-03-29
BARE ESCENTUALS INC
filed 2009-05-08
CIK 1295557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ (registrant is not yet required to provide financial disclosure in an Interactive Data File format, but has been providing the information in this format voluntarily)    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At April 29, 2009, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 91,945,457.

Bare Escentuals, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 29, 2009	December 28, 2008(a)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,307	$47,974
Inventories	87,729	92,576
Accounts receivable, net of allowances of $5,941 and $8,930 at March 29, 2009 and December 28, 2008, respectively	32,473	42,304
Prepaid expenses and other current assets	10,062	10,302
Prepaid income taxes	2,658	—
Deferred tax assets, net	10,011	10,011

Total current assets	204,240	203,167
Property and equipment, net	74,124	71,157
Goodwill	15,409	15,409
Intangible assets, net	6,201	6,943
Other assets	2,863	3,105

Total assets	$302,837	$299,781

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$17,216	$17,216
Accounts payable	11,248	16,534
Accrued liabilities	16,897	20,260
Income taxes payable	—	3,053

Total current liabilities	45,361	57,063
Long-term debt, less current portion	220,364	223,808
Other liabilities	18,806	19,218
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 200,000 shares authorized; 91,945 and 91,608 shares issued and outstanding at March 29, 2009 and December 28, 2008, respectively	92	92
Additional paid-in capital	427,322	425,352
Accumulated other comprehensive loss	(4,200)	(4,155)
Accumulated deficit	(404,908)	(421,597)

Total stockholders’ equity (deficit)	18,306	(308)

Total liabilities and stockholders’ equity (deficit)	$302,837	$299,781

(a)	Condensed consolidated balance sheet as of December 28, 2008 has been derived from the audited consolidated financial statements as of that date.

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended
	March 29, 2009	March 30, 2008
	(unaudited)
Sales, net	$124,253	$140,358
Cost of goods sold	33,337	38,657

Gross profit	90,916	101,701
Expenses:
Selling, general and administrative	54,062	50,464
Depreciation and amortization, relating to selling, general and administrative	4,094	2,621
Stock-based compensation, relating to selling, general and administrative	1,471	1,912

Operating income	31,289	46,704
Interest expense	(2,789)	(4,644)
Other (expense) income, net	(438)	707

Income before provision for income taxes	28,062	42,767
Provision for income taxes	11,373	16,984

Net income	$16,689	$25,783

Net income per share:
Basic	$0.18	$0.28

Diluted	$0.18	$0.28

Weighted-average shares used in per share calculations:
Basic	91,687	91,260

Diluted	92,876	93,277

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	March 29, 2009	March 28, 2008
	(unaudited)
Operating activities
Net income	$16,689	$25,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,352	1,881
Amortization of intangible assets	742	740
Amortization of debt issuance costs	54	67
Stock-based compensation	1,471	1,912
Excess tax benefit from stock option exercises and disqualifying disposition of shares	(69)	(1,180)
Deferred income tax benefit	(388)	(343)
Loss on disposal of property and equipment	120	—
Changes in assets and liabilities:
Inventories	4,341	(9,926)
Accounts receivable	9,780	5,523
Income taxes	(5,335)	588
Prepaid expenses and other current assets	233	224
Other assets	186	9
Accounts payable and accrued liabilities	(8,534)	(4,080)
Other liabilities	502	101

Net cash provided by operating activities	23,144	21,299
Investing activities
Purchase of property and equipment	(6,469)	(5,532)
Proceeds from sale of property and equipment	—	1,299

Net cash used in investing activities	(6,469)	(4,233)
Financing activities
Repayments on First Lien Term Loan	(3,444)	(13,580)
Excess tax benefit from stock option exercises	69	1,180
Exercise of stock options	137	940

Net cash used in financing activities	(3,238)	(11,460)
Effect of foreign currency exchange rate changes on cash	(104)	(61)

Net increase in cash and cash equivalents	13,333	5,545
Cash and cash equivalents, beginning of period	47,974	32,117

Cash and cash equivalents, end of period	$61,307	$37,662

Supplemental disclosure of cash flow information
Cash paid for interest	$1,601	$4,300

Cash paid for income taxes	$17,072	$14,895

See accompanying notes.

BARE ESCENTUALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Business

Bare Escentuals, Inc., together with its subsidiaries (“Bare Escentuals” or the “Company”), develops, markets, and sells branded cosmetics, skin care and body care products under the bareMinerals, RareMinerals, Buxom and md formulations brands. The bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model utilizing traditional retail distribution channels consisting of premium wholesale customers including Sephora, Ulta and select department stores; company-owned boutiques; and spas and salons; as well as direct to consumer media distribution channels consisting of home shopping television on QVC; infomercials; and online shopping. The Company also sells products internationally in the United Kingdom, Japan, France, Germany and Canada as well as in smaller international markets via distributors.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 in the Company’s Form 10-K for the year ended December 28, 2008. The Company’s significant accounting policies have not changed significantly as of March 29, 2009.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 29, 2009, the condensed consolidated statements of income for the three months ended March 29, 2009 and March 30, 2008, and the condensed consolidated statements of cash flows for the three months ended March 29, 2009 and March 30, 2008, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 29, 2009, its results of operations for the three months ended March 29, 2009 and March 30, 2008, and its cash flows for the three months ended March 29, 2009 and March 30, 2008. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending January 3, 2010.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 26, 2009.

Fiscal Quarter

The Company’s fiscal quarters end on the Sunday closest to March 31, June 30, September 30 and December 31. The three months ended March 29, 2009 and March 30, 2008 each contained 13 weeks.

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

Sales generated through credit card purchases for the three months ended March 29, 2009 and March 30, 2008 were approximately 48.1% and 45.6% of total net sales, respectively. The Company uses a third party to collect its credit card sales and, as a consequence, believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its third-party resellers not paying by credit card. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable:

	March 29, 2009	December 28, 2008
Customer A	12%	15%
Customer B	25%	19%
Customer C	23%	39%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales:

	Three months ended
	March 29, 2009	March 30, 2008
Customer A	— %*	13%
Customer B	13%	13%
Customer C	11%	16%

*	Represents less than 10%

As of March 29, 2009 and December 28, 2008, the Company had no off-balance sheet concentrations of credit risk.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended (“Statement 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they are measured at fair value. On December 29, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133 (“Statement 161”), which supplements the required disclosures under Statement 133 and its related interpretations.

Earnings per Share

A calculation of earnings per share, as reported is as follows (in thousands, except per share data):

	Three months ended
	March 29, 2009	March 30, 2008
Numerator:
Net income	$16,689	$25,783

Denominator:
Weighted average common shares used in per share calculations — basic	91,687	91,260
Add: Common stock equivalents from exercise of stock options	1,189	2,017

Weighted-average common shares used in per share calculations — diluted	92,876	93,277

Net income per share
Basic	$0.18	$0.28

Diluted	$0.18	$0.28

For the three months ended March 29, 2009 and March 30, 2008, options to purchase 2,158,198 and 408,975 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as their impact was anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized gains or losses on interest rate swap, net of tax.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. In the fourth quarter of fiscal 2008, the Company changed its operating segments and historical segment financial information presented have been revised to reflect these new operating segments (Note 17).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For financial assets and liabilities, the provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amends Statement 157 by delaying the effective date of Statement 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted Statement 157 on December 31, 2007 for financial assets and financial liabilities and on December 29, 2008 for nonfinancial assets and liabilities. It did not have any impact on the Company’s results of operations or financial position (Note 14).

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Statement 141(R) will significantly change the accounting for future business combinations after adoption. Statement 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. Statement 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted Statement 141(R) on December 29, 2008, as required. It did not have any impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued Statement 161 which amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted Statement 161 on December 29, 2008. The adoption of Statement 161 had no financial impact on the financial position or results of operations as it is disclosure-only in nature.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-b and APB 28-a). This proposal amends Statement 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for the second quarter of 2009.

3.	Acquisition

On April 3, 2007, the Company completed its acquisition of U.K.-based Cosmeceuticals Limited (“Cosmeceuticals”), which distributed Bare Escentuals’ bareMinerals, md formulations and MD Forte brands primarily to spas and salons and QVC U.K. The acquired entity has been renamed Bare Escentuals U.K. Ltd. The Company’s primary reason for the acquisition was to reacquire its distribution rights and to expand its market share. The consideration for the purchase was cash of $23.1 million, comprised of $22.4 million in cash consideration and $0.7 million of transaction costs. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

4.	Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Net income	$16,689	$25,783
Foreign currency translation adjustments, net of tax	(584)	(61)
Unrealized gain (loss) on interest rate swap, net of tax	539	(1,468)

Comprehensive income	$16,644	$24,254

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 29, 2009	December 28, 2008
Foreign currency translation adjustments, net of tax	$(3,076)	$(2,492)
Unrealized loss on interest rate swap, net of tax	(1,124)	(1,663)

Total accumulated other comprehensive loss	$(4,200)	$(4,155)

5.	Inventories

Inventories consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
Work in process	$14,784	$14,058
Finished goods	72,945	78,518

	$87,729	$92,576

6.	Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
Furniture and equipment	$17,136	$16,749
Computers and software	23,681	22,347
Leasehold improvements	46,272	45,959

	87,089	85,055
Accumulated depreciation	(20,563)	(17,285)

	66,526	67,770
Construction-in-progress	7,598	3,387

Property and equipment, net	$74,124	$71,157

7.	Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
Customer relationships	$8,000	$8,000
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	900	900

	13,892	13,892
Accumulated amortization	(7,691)	(6,949)

Intangible assets, net	$6,201	$6,943

8.	Other Assets

Other assets consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
Debt issuance costs, net of accumulated amortization of $624 and $570 at March 29, 2009 and December 28, 2008, respectively	$494	$548
Other assets	2,369	2,557

	$2,863	$3,105

9.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
Employee compensation and benefits	$6,136	$6,793
Gift cards and customer liabilities	2,195	2,817
Royalties	1,494	1,646
Sales taxes and local business taxes	1,389	1,983
Interest	340	311
Other	5,343	6,710

	$16,897	$20,260

10.	Revolving Lines of Credit

At March 29, 2009, $24,680,000 was available under our revolving line of credit (the “Revolver”) and $320,000 was outstanding in letters of credit. Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio and debt rating (2.25% plus LIBOR or 1.25% plus lenders’ base rate; actual rate of 2.78% at March 29, 2009 and 2.76% at December 28, 2008). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

11.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
First Lien Term Loan	$237,580	$241,024
Less current portion	(17,216)	(17,216)

Total long-term debt, net of current portion	$220,364	$223,808

First Lien Term Loan

The First Lien Term Loan has an original term of seven years expiring on February 18, 2012 and bears interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of March 29, 2009 and December 28, 2008, the interest rate on the First Lien Term Loan was accruing at 2.78% and 2.76%, respectively (without giving effect to the interest rate swap agreement).

Borrowings under the Revolver (Note 10) and the First Lien Term Loan are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio and entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates. As of March 29, 2009, the Company was in compliance with its financial and nonfinancial covenants.

Scheduled Maturities of Long-Term Debt

At March 29, 2009, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
Remainder of the year ending January 3, 2010	$13,773
January 2, 2011	13,773
January 1, 2012	158,386
December 30, 2012	51,648

$237,580

12.	Derivative Financial Instruments

On December 29, 2008, the Company adopted Statement 161. The Company is exposed to interest rate risks primarily through borrowings under its senior secured credit facilities. Interest on all of the Company’s borrowings under its senior secured credit facilities is based upon variable interest rates. As of March 29, 2009, the Company had borrowings of $237.6 million outstanding under its senior secured credit facilities which bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of March 29, 2009, the interest rate on the First Lien Term Loan was accruing at 2.78% (without giving effect to the interest rate swap agreement discussed below). At all times after October 2, 2007, the Company is required under its senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under its senior loan facilities, unless the Company satisfies specified coverage ratio tests. For the three months ended March 29, 2009, the Company satisfied these tests.

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

The following table summarizes the fair value and presentation within the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under Statement 133 (in thousands):

	Liability Derivative
	March 29, 2009		December 28, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$1,873	Other liabilities	$2,752

The following table presents the impact of derivative instruments and their location within the unaudited condensed consolidated statements of income and accumulated other comprehensive income (AOCI) (in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships

	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Three months ended		Three months ended		Three months ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Interest rate swap, net of tax	$(539)	$1,468	$—	$—	$—	$—

13.	Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, office space and certain office equipment under non-cancelable operating leases with various expiration dates through January 2021. Additionally, the Company subleases certain real property to third parties. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at March 29, 2009. These future payments are subject to foreign currency exchange rate risk. The future minimum annual payments and anticipated sublease income under such leases in effect at March 29, 2009, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
Remainder of the year ending January 3, 2010	$12,728	$16	$12,712
January 2, 2011	18,312	21	18,291
January 1, 2012	18,208	21	18,187
December 30, 2012	18,319	1	18,318
December 29, 2013	18,659	—	18,659
Thereafter	80,081	—	80,081

	$166,307	$59	$166,248

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $6,084,000 and $4,421,000 for the three months ended March 29, 2009 and March 30, 2008, respectively. Total rent expense included contingent rents of $190,000 and $556,000 for the three months ended March 29, 2009 and March 30, 2008, respectively. Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception.

As of March 29, 2009, under the terms of its corporate office lease, the Company had outstanding an irrevocable standby letter of credit of $100,000 to the lessor for the term of the lease.

Royalty Agreements

The Company is party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the three months ended March 29, 2009 and March 30, 2008 was $150,000 and $150,000, respectively.

In March 2009, the Company entered into a new agreement for the license rights to proprietary mineral extraction technology and a limited exclusive right to purchase certain ingredients based on such technology. The license is exclusive to the Company for a specified period from the date of the agreement in certain defined fields of use and is otherwise nonexclusive for the term of the agreement. However, the Company has the right to extend the term of the exclusivity in the defined fields of use to the full term of the agreement upon a one-time payment of a specified amount or achievement of a specified level of annual aggregate gross revenues from the sale of licensed products in the defined fields of use. The Company is required to pay three lump-sum commencement payments over the course of the first year of the term of the agreement. In addition, on a quarterly basis during the term of the agreement, the Company is required to pay royalties on its net revenue resulting from the sale of products containing the licensed ingredients. Such royalties are not subject to any minimum annual amounts. The new agreement has an initial term of 10 years. As a result of the new agreement, the Company’s previous agreement was terminated. The Company’s expense under these agreements for the three months ended March 29, 2009 and March 30, 2008 was $43,000 and $310,000, respectively.

Contingencies

The Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company’s financial position or results of operation.

14.	Fair Value Measurements

The Company adopted Statement 157 as of December 31, 2007 for financial assets and liabilities and as of December 29, 2008 for nonfinancial assets and liabilities. The Company also adopted Statement 159 in which entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its eligible financial assets or liabilities under FAS 159.

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

As of March 29, 2009 and December 28, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap agreement and certain investments associated with the Company’s Long-Term Employee-Related Benefits Plan. The fair value of the Company’s interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The fair value of the Company’s investments associated with its Long-Term Employee-Related Benefits Plan is based primarily on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2009 subject to the disclosure requirements of Statement 157 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Other assets:
Deferred compensation	$1,156	$—	$1,156	$—

Other liabilities:
Interest rate swap	$1,873	$—	$1,873	$—
Deferred compensation	686	—	686	—

Total liabilities	$2,559	$—	$2,559	$—

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 subject to the disclosure requirements of Statement 157 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Other assets:
Deferred compensation	$1,232	$—	$1,232	$—

Other liabilities:
Interest rate swap	$2,752	$—	$2,752	$—
Deferred compensation	886	—	886	—

Total liabilities	$3,638	$—	$3,638	$—

15.	Income Taxes

As of March 29, 2009, the total amount of net unrecognized tax benefits was $2,829,000. This amount includes $260,000 of net unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company accrues interest related to unrecognized tax benefits in its provision for income taxes. As of March 29, 2009, the Company had approximately $329,000 of accrued interest, net of tax, related to uncertain tax positions.

The Company anticipates that it is reasonably possible that the gross amount of unrecognized tax benefits balance may change by a range of zero to $250,000 in the next twelve months as a result of the settlement of certain tax audits and expiration of applicable statutes of limitation in certain jurisdictions.

The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The tax years subsequent to 2003 remain open to examination by the major taxing jurisdictions in the United States.

16.	Stock-Based Employee Compensation Plans

As of March 29, 2009, the Company had reserved 8,987,927 shares of common stock for future issuance.

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

A summary of activity under the 2004 Plan is set forth below.

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 28, 2008	—	3,550,729	$2.37
Exercised	—	(212,833)	0.64
Canceled	16,488	(16,488)	8.87
Rolled over to 2006 Plan	(16,488)	—	—

Balance at March 29, 2009	—	3,321,408	$2.44

At March 29, 2009, there were 1,528,894 total outstanding vested options under the 2004 Plan at a weighted-average exercise price of $1.84.

The total intrinsic value of options exercised under the 2004 Plan for the three months ended March 29, 2009 was $492,000.

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

A summary of activity under the 2006 Plan is set forth below:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 28, 2008	4,131,681	1,518,350	$12.36
Rolled over from 2004 Plan	16,488	—	—
Granted	(245,500)	245,500	3.96
Canceled	64,775	(64,775)	24.08

Balance at March 29, 2009	3,967,444	1,699,075	$10.70

At March 29, 2009, there were 104,314 total outstanding vested options under the 2006 Plan at a weighted-average exercise price of $27.62.

The total cash received from employees as a result of employee stock option exercises under all plans for the three months ended March 29, 2009 was $137,000. In connection with these exercises, the tax benefits realized by the Company for the three months ended March 29, 2009 were $69,000.

17.	Segment and Geographic Information

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

One of the Company’s key objectives is the further expansion of its business internationally and as a consequence, the operating results that the CODM reviews to make decisions about resource allocations and to assess performance have changed to be more geographically focused. In the fourth quarter of fiscal 2008, the Company re-evaluated its operating segments to bring them in line with these changes and how management currently reviews and evaluates the operating performance of the Company and accordingly, the new segments include: North America Retail, North America Direct to Consumer, and International. The North America Retail segment includes all products marketed in the United States and Canada and consists of sales to end users either directly through company owned boutiques or through third-party resellers in a branded, prestige retail environment. The North America Direct to Consumer segment includes all products marketed in the United States and Canada and consists of sales to end users through television or online media who then receive their product via mail. The International segment includes all operations outside the United States and Canada, regardless of method of delivery to the end user. Prior to fiscal 2008, the Company’s operating segments were Retail and Wholesale. As a result, historical segment financial information presented has been revised to reflect these new operating segments.

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

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Three Months ended March 29, 2009
Sales, net	$73,209	$35,170	$15,874	$—	$124,253
Cost of goods sold	17,958	10,294	5,085	—	33,337

Gross profit	55,251	24,876	10,789	—	90,916
Operating expenses:
Selling, general and administrative	22,168	11,387	4,041	16,466	54,062
Depreciation and amortization	1,363	7	939	1,785	4,094
Stock-based compensation	—	—	—	1,471	1,471

Total expenses	23,531	11,394	4,980	19,722	59,627

Operating income (loss)	31,720	13,482	5,809	(19,722)	31,289
Interest expense					(2,789)
Other expense, net					(438)

Income before provision for income taxes					28,062
Provision for income taxes					11,373

Net income					$16,689

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Three Months ended March 30, 2008
Sales, net	$78,042	$48,248	$14,068	$—	$140,358
Cost of goods sold	20,206	14,005	4,446	—	38,657

Gross profit	57,836	34,243	9,622	—	101,701
Operating expenses:
Selling, general and administrative	15,293	15,661	2,205	17,305	50,464
Depreciation and amortization	643	7	819	1,152	2,621
Stock-based compensation	—	—	—	1,912	1,912

Total expenses	15,936	15,668	3,024	20,369	54,977

Operating income (loss)	41,900	18,575	6,598	(20,369)	46,704
Interest expense					(4,644)
Other income, net					707

Income before provision for income taxes					42,767
Provision for income taxes					16,984

Net income					$25,783

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	March 29, 2009	December 28, 2008
North America Retail	$41,670	$38,628
North America Direct to Consumer	—	84
International	2,615	2,594
Corporate	30,914	31,036

	$75,199	$72,342

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

	March 29, 2009	December 28, 2008
United States	$72,416	$69,390
International	2,783	2,952

	$75,199	$72,342

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands). For the table below, Canada is included in International.

	Three months ended
	March 29, 2009	March 30, 2008
United States	$108,008	$126,290
International	16,245	14,068

Sales, net	$124,253	$140,358

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from the results discussed below and in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part II, Item 1A, “Risk Factors” below and Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2008 filed with the SEC on February 26, 2009. The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes hereto included elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Executive Overview

Founded in 1976, Bare Escentuals is one of the leading prestige cosmetic companies in the United States and an innovator in mineral-based cosmetics. We develop, market and sell branded cosmetics and skin care products primarily under our bareMinerals, RareMinerals, Buxom and md formulations brands worldwide.

We utilize a distinctive marketing strategy and a multi-channel distribution model consisting of premium wholesale customers including Sephora, Ulta and select department stores; company-owned boutiques; spas and salons; home shopping television on QVC; infomercials; online shopping and international distributors. We believe that this strategy provides convenience to our consumers and allows us to reach the broadest possible spectrum of consumers.

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

•

Our North America Direct to Consumer segment includes infomercials, home shopping television in the United States and Canada and online shopping. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue. Our sales through home shopping television help us to build brand awareness, educate consumers through live product demonstrations and develop close connections with our consumers. In addition, our online shopping business allows us to educate consumers as to the benefits as well as proper usage and application techniques for each product offered.

•

Our International segment includes premium wholesale, spas and salons, home shopping television, infomercial, and international distributors outside of North America. We have partnered with a third party to build our infomercial business in Japan and currently have an international home shopping television presence and appear on QVC in Japan, the U.K. and Germany. We have a presence in brick-and-mortar locations overseas, including in certain international Sephora locations as well as spas, salons and department stores in the U.K. We also sell our products in smaller international markets primarily through a network of third-party distributors.

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

In the current economic environment, we continue to closely manage our expenses and allocate resources in order to maximize cash flow and liquidity. This includes a more conservative approach to inventory management in light of reduced target inventory levels on behalf of our retail partners. At the same time, we continue to invest strategically in areas that we believe will create long-term value including our international operations, domestic distribution expansion, education and field teams, and customer acquisition activities. We anticipate that our capital expenditures for fiscal 2009 will be approximately $28.0 million which will support boutique and department store build-outs as well as international infrastructure investments.

During the first quarter of fiscal 2009, net sales decreased $16.1 million, or 11.5%, to $124.3 million from the first quarter of fiscal 2008. As anticipated, the economic environment remained challenged in the first quarter impacting our net sales.

Diluted earnings per share for the first quarter of fiscal 2009 decreased 35.7% to $0.18 compared to $0.28 per diluted share in the first quarter of fiscal 2008. Diluted earnings per share decreased due to a decline in sales combined with selling, general and administrative increases largely resulting from a net increase of 43 boutiques versus the prior year.

Basis of Presentation

The Company’s significant accounting policies are disclosed in Note 2 in the Company’s Form 10-K for the year ended December 28, 2008. The Company’s significant accounting policies have not changed significantly as of March 29, 2009.

Results of Operations

The following is a discussion of our results of operations and percentage of net sales for the three months ended March 29, 2009 compared to the three months ended March 30, 2008.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
	March 29, 2009		March 30, 2008
	(in thousands, except percentages)
Sales, net	$124,253	100.0%	$140,358	100.0%
Cost of goods sold	33,337	26.8	38,657	27.5

Gross profit	90,916	73.2	101,701	72.5
Expenses:
Selling, general and administrative	54,062	43.5	50,464	35.9
Depreciation and amortization	4,094	3.3	2,621	1.9
Stock-based compensation	1,471	1.2	1,912	1.4

Operating income	31,289	25.2	46,704	33.3
Interest expense	(2,789)	(2.2)	(4,644)	(3.3)
Other income (expense), net	(438)	(0.4)	707	0.5

Income before provision for income taxes	28,062	22.6	42,767	30.5
Provision for income taxes	11,373	9.2	16,984	12.1

Net income	$16,689	13.4%	$25,783	18.4%

Net sales by business segment and percentage of net sales for the three months ended March 29, 2009 and March 30, 2008 are as follows:

	Three months ended
	March 29, 2009		March 30, 2008
	(in thousands, except percentages)
North America Retail	$73,209	58.9%	$78,042	55.6%
North America Direct to Consumer	35,170	28.3	48,248	34.4
International	15,874	12.8	14,068	10.0

Sales, net	$124,253	100.0%	$140,358	100.0%

Gross profit and gross margin by business segment for the three months ended March 29, 2009 and March 30, 2008 are as follows:

	Three months ended
	March 29, 2009		March 30, 2008
	(in thousands, except percentages)
North America Retail	$55,251	75.5%	$57,836	74.1%
North America Direct to Consumer	24,876	70.7	34,243	71.0
International	10,789	68.0	9,622	68.4

Gross profit/gross margin	$90,916	73.2%	$101,701	72.5%

Operating income (loss) by business segment for the three months ended March 29, 2009 and March 30, 2008 are as follows:

	Three months ended
	March 29, 2009		March 30, 2008
	(in thousands, except percentages)
North America Retail	$31,720	43.3%	$41,900	53.7%
North America Direct to Consumer	13,482	38.3	18,575	38.5
International	5,809	36.6	6,598	46.9

Total	51,011	41.1%	67,073	47.8%
Corporate	(19,722)		(20,369)

Operating income	$31,289	25.2%	$46,704	33.3%

Three months ended March 29, 2009 compared to three months ended March 30, 2008

Sales, net

Net sales for the three months ended March 29, 2009 decreased to $124.3 million from $140.4 million in the three months ended March 30, 2008, a decrease of $16.1 million, or 11.5%. The decrease in our net sales was driven by our North America Retail and North America Direct to Consumer segments.

North America Retail. North America Retail net sales decreased 6.2% to $73.2 million in the three months ended March 29, 2009 from $78.0 million in the three months ended March 30, 2008. Net sales to our premium wholesale and spa and salon customers decreased from March 30, 2008 resulting primarily from our major retail partners reducing their weeks-on-hand ownership. Offsetting this decrease was an increase in net sales from boutiques versus the prior year due primarily to a net increase of 43 boutiques open as of March 29, 2009 compared to March 30, 2008. As of March 29, 2009 and March 30, 2008, we had 96 and 53 open company-owned boutiques, respectively.

North America Direct to Consumer. North America Direct to Consumer net sales decreased 27.1% to $35.2 million in the three months ended March 29, 2009 from $48.2 million in the three months ended March 30, 2008. This decrease primarily resulted from a reduction in infomercial performance versus the prior year and a decline in home shopping television net sales due to less on-air time compared to the prior year.

International. International net sales increased 12.8% to $15.9 million in the three months ended March 29, 2009 from $14.1 million in the three months ended March 30, 2008 as we expanded our business across our international channels. Net sales to our global premium wholesale customers increased due to continued expansion into additional locations as well as increased sales from international distributors. Partially offsetting this increase was a decrease in international home shopping sales.

Gross profit

Gross profit decreased $10.8 million, or 10.6%, to $90.9 million in the three months ended March 29, 2009 from $101.7 million in the three months ended March 30, 2008. Our North America Retail segment gross profit decreased 4.5% to $55.3 million in the three months ended March 29, 2009 from $57.8 million in the three months ended March 30, 2008, as a result of lower sales across our premium wholesale and spas and salons channels. Our North America Direct to Consumer segment gross profit decreased 27.4% to $24.9 million in the three months ended March 29, 2009 from $34.2 million in the three months ended March 30, 2008, primarily due to the decline in the performance of our infomercial compared to the prior year and less on-air time at QVC. Our International segment gross profit increased 12.1% to $10.8 million in the three months ended March 29, 2009 from $9.6 million in the three months ended March 30, 2008, due to increases in sales across our global premium wholesale and international distributors channels.

Gross margin increased approximately 70 basis points to 73.2% in the three months ended March 29, 2009 from 72.5% in the three months ended March 30, 2008. This overall increase resulted primarily from a shift in product mix towards higher-margin open stock merchandise as well as a shift towards higher-margin sales channels.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.6 million, or 7.1%, to $54.1 million in the three months ended March 29, 2009 from $50.5 million in the three months ended March 30, 2008. The increase was primarily due to increased expenses to support distribution expansion including $4.4 million in increased operating costs relating to boutique expansion and $1.8 million in international infrastructure expense. This was partially offset by decreased expenses of $4.2 million from savings in infomercial operating expenses and lower corporate infrastructure expense due to cost control efforts. As a percentage of net sales, selling, general and administrative expenses increased 760 basis points to 43.5% from 35.9%, primarily due to infrastructure expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased $1.5 million, or 56.2%, to $4.1 million in the three months ended March 29, 2009 from $2.6 million in the three months ended March 30, 2008. This increase was primarily attributable to increases in depreciable assets as we continue to expand the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense decreased $0.4 million, or 23.1%, to $1.5 million in the three months ended March 29, 2009 from $1.9 million in the three months ended March 30, 2008. This decrease resulted primarily from the impact of actual forfeitures.

Operating income

Operating income decreased $15.4 million, or 33.0%, to $31.3 million in the three months ended March 29, 2009 from $46.7 million in the three months ended March 30, 2008, primarily due to decreases in operating income across all segments partially offset by a decrease in operating loss in Corporate due to lower corporate operating expenses.

Our North America Retail segment operating income decreased 24.3% to $31.7 million in the three months ended March 29, 2009 from $41.9 million in the three months ended March 30, 2008. This decrease was primarily driven by lower sales and increased operating expenses of $7.6 million primarily related to the increase in the number of company-owned boutiques.

Our North America Direct to Consumer segment operating income decreased 27.4% to $13.5 million in the three months ended March 29, 2009 from $18.6 million in the three months ended March 30, 2008. This decrease was primarily driven by sales and gross margin declines due to the lower productivity of our infomercial program compared to the prior version partially offset by lower operating costs for this channel.

Our International segment operating income decreased 12.0% to $5.8 million in the three months ended March 29, 2009 from $6.6 million in the three months ended March 30, 2008 due to increased operating costs of $2.0 million which more than offset sales growth and gross margin improvements in this segment.

Our Corporate operating loss decreased 3.2% to $19.7 million in the three months ended March 29, 2009 from $20.4 million in the three months ended March 30, 2008 primarily due to a decrease in Corporate selling, general and administrative expense of $0.8 million and a decrease in stock-based compensation of $0.4 million, which was offset by an increase in depreciation and amortization of $0.6 million. The decrease in Corporate selling, general and administrative expense resulted from our cost control measures.

Interest expense

Interest expense decreased $1.9 million, or 40.0%, to $2.8 million in the three months ended March 29, 2009 from $4.6 million in the three months ended March 30, 2008. The decrease was attributable to lower average interest rates (excluding the debt under the interest rate swap agreement) versus the prior year combined with decreased debt balances during the three months ended March 29, 2009 as a result of repayment of outstanding indebtedness.

Other income (expense), net

Other income (expense), net decreased to net other expense of $0.4 million in the three months ended March 29, 2009 from net other income of $0.7 million in the three months ended March 30, 2008. The decrease was primary attributable to a negative foreign currency impact resulting from fluctuations in the value of the U.S. dollar as compared to certain foreign currencies as well as lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior year.

Provision for income taxes

The provision for income taxes was $11.4 million, or 40.5% of income before provision for income taxes, in the three months ended March 29, 2009 compared to $17.0 million, or 39.7% of income before provision for income taxes, in the three months ended March 30, 2008. The decrease resulted from lower income before provision for income taxes offset by a higher effective rate in the three months ended March 29, 2009 compared to the three months ended March 30, 2008.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to service our debt, finance working capital needs and fund ongoing capital expenditures. We have financed our operations through cash flows from operations, sales of common shares and borrowings under our credit facilities.

Our operations provided us cash of $23.1 million in the three months ended March 29, 2009. At March 29, 2009, we had working capital of $158.9 million, including cash and cash equivalents of $61.3 million, compared to working capital of $146.1 million, including $48.0 million in cash and cash equivalents, as of December 28, 2008. The $13.3 million increase in cash and cash equivalents resulted from cash provided by operations of $23.1 million, including net income for the three months ended March 29, 2009 of $16.7 million, partially offset by cash used in investing activities of $6.5 million related to capital expenditures and cash used in financing activities of $3.2 million. The $12.8 million increase in working capital was primarily driven by increases in prepaid income taxes and decreases in accounts payable, accrued liabilities and income taxes payable.

Net cash used in investing activities was $6.5 million in the three months ended March 29, 2009, primarily attributable to the build-out of additional company-owned boutiques and department stores as well as our continued investment in our corporate and information systems infrastructure to support our distribution expansion both in the U.S. and internationally. Our future capital expenditures will depend on the timing and rate of expansion of our business, information technology investments, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $3.2 million in the three months ended March 29, 2009, which consisted of repayments of $3.4 million on our first-lien term loan partially offset by exercise of stock options of $0.1 million.

Our revolving credit facility of $25.0 million, of which approximately $0.3 million was utilized for outstanding letters of credit as of March 29, 2009, and our first-lien term loan of $237.6 million, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio and debt rating. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody’s rating. As of March 29, 2009, interest on the first-lien term loan was accruing at 2.78% (without giving effect to the interest rate swap transaction discussed below).

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

In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million which declined to $100 million after one year under which, on a net settlement basis, we make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, we have fixed the interest rate for a two-year period subject to market based interest rate risk on $200 million of borrowings for the first year and $100 million for the second year under our First Lien Credit Agreement. Our obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as our obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of March 29, 2009 was $1.9 million, which was recorded in other liabilities in the condensed consolidated balance sheet, with the related $1.9 million unrealized loss recorded and included in equity as a component of accumulated other comprehensive loss, net of a $0.8 million tax benefit.

The terms of our senior secured credit facilities require us to comply with financial covenants, including a maximum leverage ratio covenant. We are required to maintain a maximum leverage ratio (consolidated total debt to Adjusted EBITDA as defined in the agreement) of not greater than 4.5 to 1.0. As of March 29, 2009, our leverage ratio was 0.99 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods and we were in compliance with these covenants as March 29, 2009.

Subject to specified exceptions, including for investment of proceeds from asset sales and for permitted equity contributions for capital expenditures, we are required to prepay outstanding loans under our amended senior secured credit facilities with the net proceeds of certain asset dispositions, condemnation settlements and insurance settlements from casualty losses, issuances of certain debt and, if our consolidated leverage ratio is 2.25 to 1.0 or greater, a portion of excess cash flow.

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures. As part of our business strategy, we intend to invest in making improvements to our information technology systems. We opened 45 boutiques in 2008 and closed two locations. We plan to open approximately 25 new boutiques in 2009 (two of which were opened as of March 29, 2009), which will require additional capital expenditures. Additionally, we also plan to continue to invest in our corporate infrastructure particularly in support of our international growth. We may also look to acquire or invest in businesses or products complementary to our own. We anticipate that our capital expenditures in the year ending January 3, 2010 will be approximately $28.0 million. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions, including the limited availability of capital in light of the current financial crisis, and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, warehouses, corporate offices and certain office equipment under noncancelable operating leases with various expiration dates through January 2021. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at March 29, 2009. These future payments are subject to foreign currency exchange rate risk. As of March 29, 2009, the scheduled maturities of our long-term contractual obligations were as follows:

	Remainder of the year ending January 3, 2010	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$12.7	$54.8	$37.3	$61.4	$166.2
Principal payments on long-term debt, including the current portion	13.8	223.8	—	—	237.6
Interest payments on long-term debt, including the current portion(1)	6.3	10.6	—	—	16.9
Payments under licensing arrangements	0.3	0.2	—	—	0.5
Purchase obligations(2)	2.6	—	—	—	2.6

Total	$35.7	$289.4	$37.3	$61.4	$423.8

(1)	For purposes of the table, interest expense is calculated after giving effect to our interest rate swap as follows: (i) during the remaining five month term of the swap agreement, interest expense is based on $100 million of our first-lien term loan and based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of March 29, 2009 and (ii) after the remaining five month term of the swap agreement, interest expense on the loan is estimated for all periods based on the rate in effect as of March 29, 2009. A 1% change in interest rates on our variable rate debt, including the effect of the interest rate swap, would result in a change of $5.2 million in our total interest payments, of which $1.4 million would be in the remainder of the year ended January 3, 2010 and $3.8 million would be in years 1-3.

(2)	Purchase obligations include agreements to purchase goods that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our recently filed Annual Report on Form 10-K for the fiscal year ended December 28, 2008, which was filed with the SEC on February 26, 2009. We believe that there have been no other significant changes during the three months ended March 29, 2009 to the items that we disclosed in our critical accounting policies and estimates with the exception of the adoption of Statement 141-R, Statement 157 and Statement 161 as noted below.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended (“Statement 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they are measured at fair value. On December 29, 2009, we adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133 (“Statement 161”), which supplements the required disclosures under Statement 133 and its related interpretations.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For financial assets and liabilities, the provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amends Statement 157 by delaying the effective date of Statement 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted Statement 157 on December 31, 2007 for financial assets and financial liabilities and on December 29, 2008 for nonfinancial assets and liabilities. It did not have any impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Statement 141(R) will significantly change the accounting for future business combinations after adoption. Statement 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. Statement 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted Statement 141(R) on December 29, 2008, as required. It did not have any impact on our results of operations or financial position.

In March 2008, the FASB issued Statement 161 which amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted Statement 161 on December 29, 2008. The adoption of Statement 161 had no financial impact on the financial position or results of operations as it is disclosure-only in nature.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-b and APB 28-a). This proposal amends Statement 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for the second quarter of 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities. We have reduced our exposure to interest rate fluctuations by entering into an interest rate swap agreement covering a portion of our variable rate debt. In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million declining to $100 million after one year under which, on a net settlement basis, we make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. Our weighted average borrowings outstanding during the three months ended March 29, 2009 were $245.8 million and the annual effective interest rate for the period was 4.48%, after giving effect to the interest swap agreement. A hypothetical 1% increase or decrease in interest rates would have resulted in a $0.6 million change to our interest expense in the three months ended March 29, 2009 and $2.4 million on an annualized basis.

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

An investment in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 28, 2008 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in this report and our Annual Report on Form 10-K as well as the other information in this report, before making an investment decision. If any of the following risks or the risks discussed in the Annual Report on Form 10-K occur, our business, financial condition, results of operations or future growth could suffer.

Our senior management team has limited experience working together as a group, and may not be able to manage our business effectively.

Many members of our senior management team, including our President of Retail and Vice President Controller have been hired since June 2008. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. Our success also depends on our ability to continue to attract, manage and retain other qualified senior management members as we grow.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The following documents are incorporated by reference or filed as Exhibits to this report:

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Amended and Restated Bylaws.

10.1†	License and Supply Agreement between Bare Escentuals Beauty, Inc., a wholly owned subsidiary of the Registrant, and BioKool LLC dated March 9, 2009

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2006 filed on November 15, 2006.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.

Date: May 8, 2009	By:	/s/ LESLIE A. BLODGETT
Leslie A. Blodgett
Chief Executive Officer and Director

	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick
Executive Vice President, Chief Financial Officer and Chief Operating Officer