Form 10-Q
period 2009-06-28
BARE ESCENTUALS INC
filed 2009-08-06
CIK 1295557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At July 29, 2009, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 91,995,001.

Bare Escentuals, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 28, 2009	December 28, 2008(a)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,499	$47,974
Inventories	75,032	92,576
Accounts receivable, net of allowances of $4,965 and $8,930 at June 28, 2009 and December 28, 2008, respectively	29,090	42,304
Prepaid expenses and other current assets	11,867	10,302
Prepaid income taxes	2,541	—
Deferred tax assets, net	10,011	10,011

Total current assets	226,040	203,167
Property and equipment, net	78,883	71,157
Goodwill	15,409	15,409
Intangible assets, net	5,460	6,943
Other assets	3,112	3,105

Total assets	$328,904	$299,781

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$17,216	$17,216
Accounts payable	12,286	16,534
Accrued liabilities	22,263	20,260
Income taxes payable	—	3,053

Total current liabilities	51,765	57,063
Long-term debt, less current portion	216,921	223,808
Other liabilities	18,779	19,218
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 200,000 shares authorized; 91,995 and 91,608 shares issued and outstanding at June 28, 2009 and December 28, 2008, respectively	92	92
Additional paid-in capital	428,885	425,352
Accumulated other comprehensive loss	(2,392)	(4,155)
Accumulated deficit	(385,146)	(421,597)

Total stockholders’ equity (deficit)	41,439	(308)

Total liabilities and stockholders’ equity (deficit)	$328,904	$299,781

(a)	Condensed consolidated balance sheet as of December 28, 2008 has been derived from the audited consolidated financial statements as of that date.

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Six months ended
	(unaudited)		(unaudited)
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Sales, net	$132,467	$138,518	$256,720	$278,876
Cost of goods sold	35,533	39,017	68,870	77,674

Gross profit	96,934	99,501	187,850	201,202
Expenses:
Selling, general and administrative	56,165	50,691	110,227	101,155
Depreciation and amortization, relating to selling, general and administrative	4,247	2,821	8,341	5,442
Stock-based compensation, relating to selling, general and administrative	1,543	968	3,014	2,880

Operating income	34,979	45,021	66,268	91,725
Interest expense	(2,825)	(4,280)	(5,614)	(8,924)
Other income (expense), net	599	(40)	161	667

Income before provision for income taxes	32,753	40,701	60,815	83,468
Provision for income taxes	12,991	16,009	24,364	32,993

Net income	$19,762	$24,692	$36,451	$50,475

Net income per share:
Basic	$0.22	$0.27	$0.40	$0.55

Diluted	$0.21	$0.26	$0.39	$0.54

Weighted-average shares used in per share calculations:
Basic	91,844	91,377	91,766	91,319

Diluted	93,371	93,363	93,124	93,320

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	June 28, 2009	June 29, 2008
	(unaudited)
Operating activities
Net income	$36,451	$50,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	6,807	3,958
Amortization of intangible assets	1,483	1,484
Amortization of debt issuance costs	97	123
Stock-based compensation	3,014	2,880
Excess tax benefit from stock option exercises	(158)	(2,474)
Deferred income tax benefit	(729)	(866)
Loss on disposal of property and equipment	484	—
Changes in assets and liabilities:
Inventories	17,886	(21,826)
Accounts receivable	13,584	(1,897)
Income taxes	(5,335)	(6,286)
Prepaid expenses and other current assets	(1,441)	(570)
Other assets	(85)	(151)
Accounts payable and accrued liabilities	(2,950)	2,381
Other liabilities	1,465	680

Net cash provided by operating activities	70,573	27,911
Investing activities
Purchase of property and equipment	(14,769)	(16,744)
Proceeds from sale of property and equipment	—	1,299

Net cash used in investing activities	(14,769)	(15,445)
Financing activities
Repayments on First Lien Term Loan	(6,887)	(17,023)
Excess tax benefit from stock option exercises	158	2,474
Exercise of stock options	228	1,107

Net cash used in financing activities	(6,501)	(13,442)
Effect of foreign currency exchange rate changes on cash	222	(6)

Net increase (decrease) in cash and cash equivalents	49,525	(982)
Cash and cash equivalents, beginning of period	47,974	32,117

Cash and cash equivalents, end of period	$97,499	$31,135

Supplemental disclosure of cash flow information
Cash paid for interest	$5,490	$7,469

Cash paid for income taxes	$30,408	$38,273

See accompanying notes.

BARE ESCENTUALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Business

Bare Escentuals, Inc., together with its subsidiaries (“Bare Escentuals” or the “Company”), develops, markets, and sells branded cosmetics, skin care and body care products under the bareMinerals, RareMinerals, Buxom and md formulations brands. The bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a highly differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model utilizing traditional retail distribution channels consisting of premium wholesale customers including Sephora, Ulta and select department stores; company-owned boutiques; and spas and salons; as well as direct to consumer media distribution channels consisting of home shopping television on QVC, infomercials, and online shopping. The Company also sells products internationally in the United Kingdom, Japan, France, Germany and Canada as well as in smaller international markets via distributors.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 in the Company’s Form 10-K for the year ended December 28, 2008. The Company’s significant accounting policies have not changed significantly as of June 28, 2009 with the exception of the adoption of the new accounting pronouncements as noted below.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 28, 2009, the condensed consolidated statements of income for the three and six months ended June 28, 2009 and June 29, 2008, and the condensed consolidated statements of cash flows for the six months ended June 28, 2009 and June 29, 2008, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 28, 2009, its results of operations for the three and six months ended June 28, 2009 and June 29, 2008, and its cash flows for the six months ended June 28, 2009 and June 29, 2008. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending January 3, 2010. We have evaluated subsequent events through August 5, 2009, which is the date these financial statements were issued (Note 18).

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 26, 2009.

Fiscal Quarter

The Company’s fiscal quarters end on the Sunday closest to March 31, June 30, September 30 and December 31. The three months ended June 28, 2009 and June 29, 2008 each contained 13 weeks. The six months ended June 28, 2009 and June 29, 2008 each contained 26 weeks.

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

Sales generated through credit card purchases were approximately 43.3% and 45.6% of total net sales for the three and six months ended June 28, 2009, respectively, and approximately 43.2% and 44.4% of total net sales for the three and six months ended June 29, 2008, respectively. The Company uses a third party to collect its credit card sales and, as a consequence, believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its third-party resellers not paying by credit card. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 days of an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable:

	June 28, 2009	December 28, 2008
Customer A	28%	15%
Customer B	15%	19%
Customer C	17%	39%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales:

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Customer A	16%	17%	12%	15%
Customer B	11%	11%	12%	12%
Customer C	13%	13%	12%	14%

As of June 28, 2009 and December 28, 2008, the Company had no off-balance sheet concentrations of credit risk.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended (“Statement 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 also requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet and that they be measured at fair value. On December 29, 2008, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133 (“Statement 161”), which supplements the required disclosures under Statement 133 and its related interpretations.

Earnings per Share

A calculation of earnings per share, as reported, is as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Numerator:
Net income	$19,762	$24,692	$36,451	$50,475

Denominator:
Weighted average common shares used in per share calculations — basic	91,844	91,377	91,766	91,319
Add: Dilution from employee stock plans	1,527	1,986	1,358	2,001

Weighted-average common shares used in per share calculations — diluted	93,371	93,363	93,124	93,320

Net income per share
Basic	$0.22	$0.27	$0.40	$0.55

Diluted	$0.21	$0.26	$0.39	$0.54

For the three and six months ended June 28, 2009, options to purchase 1,241,420 and 1,699,809 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as their impact was anti-dilutive. For the three and six months ended June 29, 2008, options to purchase 582,900 and 495,938 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as their impact was anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized gains or losses on interest rate swap, net of tax.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. In the fourth quarter of fiscal 2008, the Company changed its operating segments, and historical segment financial information presented have been revised to reflect these new operating segments (Note 17).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For financial assets and liabilities, the provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amends Statement 157 by delaying the effective date of Statement 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted Statement 157 on December 31, 2007 for financial assets and financial liabilities and on December 29, 2008 for nonfinancial assets and liabilities. It did not have any material impact on the Company’s results of operations or financial position (Note 14).

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“Statement 141(R)”). Statement 141(R) significantly changed the accounting for future business combinations after adoption. Statement 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. Statement 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted Statement 141(R) on December 29, 2008, as required. It did not have any material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued Statement 161 which amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted Statement 161 on December 29, 2008. The adoption of Statement 161 had no financial impact on the financial position or results of operations as it is disclosure-only in nature.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“SFAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about fair value of financial instruments within the scope of Statement 107, Disclosures about Fair Values of Financial Instruments. SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted the provisions of SFAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption of SFAS 107-1 and APB 28-1 had no financial impact on the financial position or results of operations as it is disclosure-only in nature.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“Statement 165”). Statement 165 establishes general standards of accounting for, and requires disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively. The Company adopted Statement 165 in the second quarter of 2009. It did not have any material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement 168 in the third quarter of 2009, as required. The Company does not expect Statement 168 to have a material impact on its financial position or results of operations.

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

4. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$19,762	$24,692	$36,451	$50,475
Foreign currency translation adjustments, net of tax	1,149	55	565	(6)
Unrealized gain (loss) on interest rate swap, net of tax	659	1,277	1,198	(191)

Comprehensive income	$21,570	$26,024	$38,214	$50,278

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 28, 2009	December 28, 2008
Foreign currency translation adjustments, net of tax	$(1,927)	$(2,492)
Unrealized loss on interest rate swap, net of tax	(465)	(1,663)

Total accumulated other comprehensive loss	$(2,392)	$(4,155)

5. Inventories

Inventories consisted of the following (in thousands):

	June 28, 2009	December 28, 2008
Work in process	$12,367	$14,058
Finished goods	62,665	78,518

	$75,032	$92,576

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 28, 2009	December 28, 2008
Furniture and equipment	$19,446	$16,749
Computers and software	26,940	22,347
Leasehold improvements	52,292	45,959

	98,678	85,055
Accumulated depreciation	(23,316)	(17,285)

	75,362	67,770
Construction-in-progress	3,521	3,387

Property and equipment, net	$78,883	$71,157

7. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	June 28, 2009	December 28, 2008
Customer relationships	$8,000	$8,000
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	900	900

	13,892	13,892
Accumulated amortization	(8,432)	(6,949)

Intangible assets, net	$5,460	$6,943

8. Other Assets

Other assets consisted of the following (in thousands):

	June 28, 2009	December 28, 2008
Debt issuance costs, net of accumulated amortization of $667 and $570 at June 28, 2009 and December 28, 2008, respectively	$451	$548
Other assets	2,661	2,557

	$3,112	$3,105

9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 28, 2009	December 28, 2008
Employee compensation and benefits	$9,888	$6,793
Gift cards and customer liabilities	2,350	2,817
Royalties	1,683	1,646
Sales taxes and local business taxes	1,807	1,983
Interest	233	311
Other	6,302	6,710

	$22,263	$20,260

10. Revolving Lines of Credit

At June 28, 2009, $24,680,000 was available under our revolving line of credit (the “Revolver”) and $320,000 was outstanding in letters of credit. Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio and debt rating (2.25% plus LIBOR or 1.25% plus lenders’ base rate; actual rate of 2.57% at June 28, 2009 and 2.76% at December 28, 2008). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 28, 2009	December 28, 2008
First Lien Term Loan	$234,137	$241,024
Less current portion	(17,216)	(17,216)

Total long-term debt, net of current portion	$216,921	$223,808

First Lien Term Loan

The First Lien Term Loan has an original term of seven years expiring on February 18, 2012 and bears interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of June 28, 2009 and December 28, 2008, the interest rate on the First Lien Term Loan was accruing at 2.57% and 2.76%, respectively (without giving effect to the interest rate swap agreement).

Borrowings under the Revolver (Note 10) and the First Lien Term Loan are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio and entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates. As of June 28, 2009, the Company was in compliance with its financial and nonfinancial covenants.

Scheduled Maturities of Long-Term Debt

At June 28, 2009, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
Remainder of the year ending January 3, 2010	$10,330
January 2, 2011	13,773
January 1, 2012	158,386
December 30, 2012	51,648

$234,137

12. Derivative Financial Instruments

On December 29, 2008, the Company adopted Statement 161. The Company is exposed to interest rate risks primarily through borrowings under its senior secured credit facilities. Interest on all of the Company’s borrowings under its senior secured credit facilities is based upon variable interest rates. As of June 28, 2009, the Company had borrowings of $234.1 million outstanding under its senior secured credit facilities which bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of June 28, 2009, the interest rate on the First Lien Term Loan was accruing at 2.57% (without giving effect to the interest rate swap agreement discussed below). At all times after October 2, 2007, the Company is required under its senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under its senior loan facilities, unless the Company satisfies specified coverage ratio tests. For the three and six months ended June 28, 2009, the Company satisfied these tests.

In August 2007, the Company entered into a two-year interest rate swap agreement under the Company’s senior secured credit facilities. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had an initial notional amount of $200 million which declined to $100 million after one-year under which, on a net settlement basis, the Company will make monthly fixed rate payments, excluding a margin of 2.25%, at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, the Company has fixed for a two-year period the interest rate subject to market-based interest rate risk on $200 million of borrowings for the first year and $100 million of borrowings for the second year under its First Lien Credit Agreement. The Company’s obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement.

The following table summarizes the fair value and presentation within the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments under Statement 133 (in thousands):

	Liability Derivative
	June 28, 2009		December 28, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$770	Other liabilities	$2,752

The following table presents the impact of derivative instruments and their location within the unaudited condensed consolidated statements of income and accumulated other comprehensive income (AOCI) (in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships

	Amount of (Gain) Loss Recognized in AOCI on Derivatives (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Three months ended		Three months ended		Three months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Interest rate swap, net of tax	$(659)	$(1,277)	$—	$—	$—	$—

	Amount of (Gain) Loss Recognized in AOCI on Derivatives (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Six months ended		Six months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Interest rate swap, net of tax	$(1,198)	$191	$—	$—	$—	$—

13. Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, office space and certain office equipment under non-cancelable operating leases with various expiration dates through January 2021. Additionally, the Company subleases certain real property to third parties. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at June 28, 2009. These future payments are subject to foreign currency exchange rate risk. The future minimum annual payments and anticipated sublease income under such leases in effect at June 28, 2009, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
Remainder of the year ending January 3, 2010	$9,143	$12	$9,131
January 2, 2011	20,049	25	20,024
January 1, 2012	20,067	25	20,042
December 30, 2012	20,223	1	20,222
December 29, 2013	20,632	—	20,632
Thereafter	93,276	—	93,276

	$183,390	$63	$183,327

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $6,546,000 and $12,630,000 for the three and six months ended June 28, 2009, respectively, and $4,982,000 and $9,403,000 for the three and six months ended June 29, 2008, respectively. Total rent expense included contingent rents of $155,000 and $345,000 for the three and six months ended June 28, 2009, respectively, and $384,000 and $940,000 for the three and six months ended June 29, 2008, respectively. Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception.

As of June 28, 2009, under the terms of its corporate office lease, the Company had outstanding an irrevocable standby letter of credit of $100,000 to the lessor for the term of the lease.

Royalty Agreements

The Company is party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time. The License also requires minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the three and six months ended June 28, 2009 was $150,000 and $300,000, respectively and $150,000 and $300,000, for the three and six months ended June 29, 2008, respectively.

In March 2009, the Company entered into a new agreement for the license rights to proprietary mineral extraction technology and a limited exclusive right to purchase certain ingredients based on such technology. The license is exclusive to the Company for a specified period from the date of the agreement in certain defined fields of use and is otherwise nonexclusive for the term of the agreement. However, the Company has the right to extend the term of the exclusivity in the defined fields of use to the full term of the agreement upon a one-time payment of a specified amount or achievement of a specified level of annual aggregate gross revenues from the sale of licensed products in the defined fields of use. The Company is required to pay three lump-sum commencement payments over the course of the first year of the term of the agreement. In addition, on a quarterly basis during the term of the agreement, the Company is required to pay royalties on its net revenue resulting from the sale of products containing the licensed ingredients. Such royalties are not subject to any minimum annual amounts. The new agreement has an initial term of 10 years. As a result of the new agreement, the Company’s previous agreement was terminated. The Company’s expense under these agreements for the three and six months ended June 28, 2009 was $83,000 and $126,000, respectively, and was $259,000 and $569,000 for the three and six months ended June 29, 2008.

Contingencies

The Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company’s financial position, results of operations or cash flows.

14. Fair Value Measurements

The Company adopted Statement 157 as of December 31, 2007 for financial assets and liabilities and as of December 29, 2008 for nonfinancial assets and liabilities. The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“Statement 159”), in which entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its eligible financial assets or liabilities under Statement 159.

Statement 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

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

As of June 28, 2009 and December 28, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap agreement and certain investments associated with the Company’s Long-Term Employee-Related Benefits Plan. The fair value of the Company’s interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The fair value of the Company’s investments associated with its Long-Term Employee-Related Benefits Plan is based on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds and have been categorized as Level 2.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2009 subject to the disclosure requirements of Statement 157 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Other assets:
Deferred compensation	$1,276	$—	$1,276	$—

Other liabilities:
Interest rate swap	$770	$—	$770	$—
Deferred compensation	758	—	758	—

Total liabilities	$1,528	$—	$1,528	$—

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

15. Income Taxes

As of June 28, 2009, the total amount of net unrecognized tax benefits was $2,829,000. This amount includes $260,000 of net unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company accrues interest related to unrecognized tax benefits in its provision for income taxes. As of June 28, 2009, the Company had approximately $365,000 of accrued interest, net of tax, related to uncertain tax positions.

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

16. Stock-Based Employee Compensation Plans

As of June 28, 2009, the Company had reserved 8,957,886 shares of common stock for future issuance.

2004 Equity Incentive Plan

On June 10, 2004, the board of directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of non-qualified stock options for common stock to employees, directors, consultants, and other associates. The options generally vest over a period of five years from the date of grant and have a maximum term of ten years.

In conjunction with the adoption of the 2006 Equity Incentive Plan in September 2006, no additional options are permitted to be granted under the 2004 Plan. In addition, any shares subject to outstanding options cancelled under the 2004 Plan became available to grant under the 2006 Equity Incentive Plan.

A summary of activity under the 2004 Plan is set forth below:

		Options Outstanding
	Shares Subject to Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 28, 2008	—	3,550,729	$2.37
Exercised	—	(262,377)	0.87
Canceled	70,386	(70,386)	5.21
Rolled over to 2006 Plan	(70,386)	—	—

Balance at June 28, 2009	—	3,217,966	$2.42

At June 28, 2009, there were total outstanding vested options to purchase 1,583,100 shares under the 2004 Plan at a weighted-average exercise price of $1.91.

The total intrinsic value of options exercised under the 2004 Plan for the six months ended June 28, 2009 was $868,000.

2006 Equity Incentive Plan

On September 12, 2006, the Company’s stockholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. A total of 4,500,000 shares of the Company’s Common Stock have been reserved for issuance under the 2006 Plan. Awards are granted with an exercise price equal to the closing market price of the Company’s Common Stock at the date of grant except for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The awards generally vest over a period of one to five years from the date of grant and have a maximum term of ten years.

A summary of stock options activity under the 2006 Plan is set forth below:

		Options Outstanding
	Shares Subject to Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 28, 2008	4,131,681	1,518,350	$12.36
Rolled over from 2004 Plan	70,386	—	—
Granted	(351,985)	351,985	5.33
Canceled	163,775	(163,775)	15.39

Balance at June 28, 2009	4,013,857	1,706,560	$10.62

At June 28, 2009, there were total outstanding vested options to purchase 164,593 shares under the 2006 Plan at a weighted-average exercise price of $25.40.

The total cash received from employees as a result of employee stock option exercises under all plans for the six months ended June 28, 2009 was $228,000. In connection with these exercises, the tax benefits realized by the Company for the six months ended June 28, 2009 were $158,000.

A summary of restricted stock activity under the 2006 Plan is set forth below:

Shares
Balance at December 28, 2008	50,000
Granted	94,804
Vested	(12,500)
Canceled	—

Balance at June 28, 2009	132,304

The weighted average fair value of RSAs and RSUs granted during the six months ended June 28, 2009 was $4.54. The total fair value of RSAs vested during the six months ended June 28, 2009 was $248,000.

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

One of the Company’s key objectives is the further expansion of its business internationally and as a consequence, the operating results that the CODM reviews to make decisions about resource allocations and to assess performance have changed to be more geographically focused. In the fourth quarter of fiscal 2008, the Company re-evaluated its operating segments to bring them in line with these changes and how management currently reviews and evaluates the operating performance of the Company and accordingly, the new segments include: North America Retail, North America Direct to Consumer, and International. The North America Retail segment includes all products marketed in the United States and Canada and consists of sales to end users either directly through company-owned boutiques or through third-party resellers in a branded, prestige retail environment. The North America Direct to Consumer segment includes all products marketed in the United States and Canada and consists of sales through television or online media to end users who then receive their product via mail. The International segment includes all operations outside the United States and Canada, regardless of method of delivery to the end user. Prior to fiscal 2008, the Company’s operating segments were Retail and Wholesale. As a result, historical segment financial information presented has been revised to reflect these new operating segments.

These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The following table presents certain financial information for each segment. Operating income is the gross margin of the segment less direct expenses of the segment. Some direct expenses, such as media and advertising spend, do impact the performance of the other segments, but these expenses are recorded in the segment to which they directly relate and are not allocated among the segments. The Corporate column includes unallocated selling, general and administrative expenses, depreciation and amortization and stock-based compensation expenses. Corporate selling, general and administrative expenses include headquarters facilities costs, distribution center costs, product development costs, corporate headcount costs and other corporate costs, including information technology, finance, accounting, legal and human resources costs. These items, while often times related to the operations of a segment, are not considered by segment operating management and the CODM in assessing segment performance.

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Three Months ended June 28, 2009
Sales, net	$77,930	$38,971	$15,566	$—	$132,467
Cost of goods sold	17,508	12,595	5,430	—	35,533

Gross profit	60,422	26,376	10,136	—	96,934
Operating expenses:
Selling, general and administrative	25,332	9,449	5,690	15,694	56,165
Depreciation and amortization	1,444	—	1,036	1,767	4,247
Stock-based compensation	—	—	—	1,543	1,543

Total expenses	26,776	9,449	6,726	19,004	61,955

Operating income (loss)	33,646	16,927	3,410	(19,004)	34,979
Interest expense					(2,825)
Other income, net					599

Income before provision for income taxes					32,753
Provision for income taxes					12,991

Net income					$19,762

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Three Months ended June 29, 2008
Sales, net	$74,110	$48,420	$15,988	$—	$138,518
Cost of goods sold	16,827	16,360	5,830	—	39,017

Gross profit	57,283	32,060	10,158	—	99,501
Operating expenses:
Selling, general and administrative	17,953	13,937	3,249	15,552	50,691
Depreciation and amortization	755	7	844	1,215	2,821
Stock-based compensation	—	—	—	968	968

Total expenses	18,708	13,944	4,093	17,735	54,480

Operating income (loss)	38,575	18,116	6,065	(17,735)	45,021
Interest expense					(4,280)
Other expense, net					(40)

Income before provision for income taxes					40,701
Provision for income taxes					16,009

Net income					$24,692

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Six Months ended June 28, 2009
Sales, net	$151,139	$74,141	$31,440	$—	$256,720
Cost of goods sold	35,466	22,889	10,515	—	68,870

Gross profit	115,673	51,252	20,925	—	187,850
Operating expenses:
Selling, general and administrative	47,500	20,836	9,731	32,160	110,227
Depreciation and amortization	2,807	7	1,975	3,552	8,341
Stock-based compensation	—	—	—	3,014	3,014

Total expenses	50,307	20,843	11,706	38,726	121,582

Operating income (loss)	65,366	30,409	9,219	(38,726)	66,268
Interest expense					(5,614)
Other income, net					161

Income before provision for income taxes					60,815
Provision for income taxes					24,364

Net income					$36,451

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Six Months ended June 29, 2008
Sales, net	$152,152	$96,668	$30,056	$—	$278,876
Cost of goods sold	37,033	30,365	10,276	—	77,674

Gross profit	115,119	66,303	19,780	—	201,202
Operating expenses:
Selling, general and administrative	33,246	29,598	5,454	32,857	101,155
Depreciation and amortization	1,398	14	1,663	2,367	5,442
Stock-based compensation	—	—	—	2,880	2,880

Total expenses	34,644	29,612	7,117	38,104	109,477

Operating income (loss)	80,475	36,691	12,663	(38,104)	91,725
Interest expense					(8,924)
Other income, net					667

Income before provision for income taxes					83,468
Provision for income taxes					32,993

Net income					$50,475

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	June 28, 2009	December 28, 2008
North America Retail	$44,956	$38,628
North America Direct to Consumer	—	84
International	5,616	2,594
Corporate	29,591	31,036

	$80,163	$72,342

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

	June 28, 2009	December 28, 2008
United States	$74,345	$69,390
International	5,818	2,952

	$80,163	$72,342

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands). For the table below, Canada is included in International.

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
United States	$116,332	$122,528	$224,340	$248,818
International	16,135	15,990	32,380	30,058

Sales, net	$132,467	$138,518	$256,720	$278,876

18. Subsequent Event

On July 17, 2009, the Material Yard Workers Local 1175 Benefit Funds filed a stockholder class action in the United States District Court for the Northern District of California. The complaint names as defendants the Company, our Chief Executive Officer and our Chief Financial Officer. It was purportedly filed on behalf of all persons who purchased Company stock between November 7, 2006, and November 26, 2007 (the “Class Period”). The complaint alleges violations of the Securities Exchange Act of 1934 based on, among other things, alleged misrepresentations and omissions of material facts relating to the Company’s financial condition during the Class Period, and it seeks relief in the form of compensatory damages, attorneys’ fees and costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by words such as “anticipate,” “expect,” “believe,” “plan,” “intend,” “predict,” “will,” “may,” and similar terms. The forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding our plans to grow our business by expanding product offerings and developing new brands or brand extensions; our planned opening of new boutiques; our intention to invest strategically in areas of our business and the potential for those investments to create long-term value; our plans to enhance our information technology systems and make other investments in domestic and international corporate infrastructure; our expectations for future revenue, margins, expenses, operating results, inventory levels and capital expenditures; our anticipated working capital needs and the adequacy of our capital resources; and our possible acquisition of or investment in complementary businesses or products. Such forward-looking statements are based on current expectations, estimates and projections about our industry, as well as our management’s beliefs and assumptions. Forward-looking statements, by their nature, involve risks and uncertainties and are not guarantees of future performance. Our actual results may differ materially from the results discussed in the forward-looking statements due to a variety of factors including, but not limited to, those discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2008, filed with the SEC on February 26, 2009. The discussion throughout this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Form 10-Q. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Founded in 1976, Bare Escentuals is one of the leading prestige cosmetic companies in the United States and an innovator in mineral-based cosmetics. We develop, market and sell branded cosmetics and skin care products primarily under our bareMinerals, RareMinerals, Buxom and md formulations brands worldwide.

We utilize a distinctive marketing strategy and a multi-channel distribution model consisting of premium wholesale customers including Sephora, Ulta and select department stores; company-owned boutiques; spas and salons; home shopping television on QVC; infomercials; online shopping and international distributors. We believe that this strategy provides convenience to our consumers and allows us to reach a broad spectrum of consumers.

In the fourth quarter of fiscal 2008, we re-evaluated how we internally review our business performance and, in turn, changed our operating segments to be more geographically focused (and have revised historical segment financial information presented to reflect these new operating segments). As a result, our business is now comprised of three strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

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

Our performance depends on economic conditions in the United States and globally and their impact on levels of consumer confidence and spending. We have continued to see a trend, driven in part by the recent challenging economic environment, across our distribution channels of customers favoring lower-ticket, non-kit items in lieu of higher-priced kits. Although this trend has the impact of reducing our sales growth, the impact to net income is partially mitigated as these non-kit items sell at a higher gross margin.

In the current economic environment, we continue to closely manage our expenses and allocate resources with the goal of maximizing cash flow and liquidity. This includes continuing a more conservative approach to inventory management in light of the challenging retail environment. At the same time, we continue to invest strategically in areas that we believe will create long-term value including our international operations, domestic distribution expansion, education and field teams, and customer acquisition activities. We anticipate that our capital expenditures for fiscal 2009 will be approximately $28.0 million to support boutique and department store build-outs as well as international infrastructure investments.

During the second quarter of fiscal 2009, net sales decreased $6.1 million, or 4.4%, to $132.5 million from the second quarter of fiscal 2008. Net sales for the six months ended June 28, 2009 decreased $22.2 million, or 8.0%, to $256.7 million from the same period last year. As anticipated, the economic environment remained challenging in the second quarter impacting our net sales.

Diluted earnings per share for the second quarter of fiscal 2009 decreased 19.2% to $0.21 compared to $0.26 per diluted share in the second quarter of fiscal 2008. Diluted earnings per share for the six months ended June 28, 2009 decreased 27.8% to $0.39 compared to $0.54 per diluted share in the same period last year. Diluted earnings per share decreased due to a decline in sales combined with selling, general and administrative increases largely resulting from an increase of 42 boutiques as compared with the prior year.

Basis of Presentation

The Company’s significant accounting policies are disclosed in Note 2 in the Company’s Form 10-K for the year ended December 28, 2008. The Company’s significant accounting policies have not changed significantly as of June 28, 2009.

Results of Operations

The following is a discussion of our results of operations and percentage of net sales for the three months ended June 28, 2009 compared to the three months ended June 29, 2008 and for the six months ended June 28, 2009 compared to the six months ended June 29, 2008.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended				Six months ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	(in thousands, except percentages)
Sales, net	$132,467	100.0%	$138,518	100%	$256,720	100.0%	$278,876	100.0%
Cost of goods sold	35,533	26.8	39,017	28.2	68,870	26.8	77,674	27.9

Gross profit	96,934	73.2	99,501	71.8	187,850	73.2	201,202	72.1
Expenses:
Selling, general and administrative	56,165	42.4	50,691	36.6	110,227	42.9	101,155	36.3
Depreciation and amortization	4,247	3.2	2,821	2.0	8,341	3.3	5,442	1.9
Stock-based compensation	1,543	1.2	968	0.7	3,014	1.2	2,880	1.0

Operating income	34,979	26.4	45,021	32.5	66,268	25.8	91,725	32.9
Interest expense	(2,825)	(2.1)	(4,280)	(3.1)	(5,614)	(2.2)	(8,924)	(3.2)
Other income (expense), net	599	0.4	(40)	0.0	161	0.1	667	0.2

Income before provision for income taxes	32,753	24.7	40,701	29.4	60,815	23.7	83,468	29.9
Provision for income taxes	12,991	9.8	16,009	11.6	24,364	9.5	32,993	11.8

Net income	$19,762	14.9%	$24,692	17.8%	$36,451	14.2%	$50,475	18.1%

Net sales by business segment and percentage of net sales for the three and six months ended June 28, 2009 and the three and six months ended June 29, 2008 are as follows:

	Three months ended				Six months ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	(in thousands, except percentages)
North America Retail	$77,930	58.8%	$74,110	53.5%	$151,139	58.9%	$152,152	54.5%
North America Direct to Consumer	38,971	29.4	48,420	35.0	74,141	28.9	96,668	34.7
International	15,566	11.8	15,988	11.5	31,440	12.2	30,056	10.8

Sales, net	$132,467	100.0%	$138,518	100.0%	$256,720	100.0%	$278,876	100.0%

Gross profit and gross margin by business segment for the three and six months ended June 28, 2009 and the three and six months ended June 29, 2008 are as follows:

	Three months ended				Six months ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	(in thousands, except percentages)
North America Retail	$60,422	77.5%	$57,283	77.3%	$115,673	76.5%	$115,119	75.7%
North America Direct to Consumer	26,376	67.7	32,060	66.2	51,252	69.1	66,303	68.6
International	10,136	65.1	10,158	63.5	20,925	66.6	19,780	65.8

Gross profit/gross margin	$96,934	73.2%	$99,501	71.8%	$187,850	73.2%	$201,202	72.1%

Operating income (loss) by business segment for the three and six months ended June 28, 2009 and the three and six months ended June 29, 2008 are as follows:

	Three months ended				Six months ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	(in thousands, except percentages)
North America Retail	$33,646	43.2%	$38,575	52.1%	$65,366	43.2%	$80,475	52.9%
North America Direct to Consumer	16,927	43.4	18,116	37.4	30,409	41.0	36,691	38.0
International	3,410	21.9	6,065	37.9	9,219	29.3	12,663	42.1

Total	53,983	40.8%	62,756	45.3%	104,994	40.9%	129,829	46.6%
Corporate	(19,004)		(17,735)		(38,726)		(38,104)

Operating income	$34,979	26.4%	$45,021	32.5%	$66,268	25.8%	$91,725	32.9%

Three months ended June 28, 2009 compared to three months ended June 29, 2008

Sales, net

Net sales for the three months ended June 28, 2009 decreased to $132.5 million from $138.5 million in the three months ended June 29, 2008, a decrease of $6.1 million, or 4.4%. The decrease in our net sales was mainly driven by our North America Direct to Consumer segment.

North America Retail. North America Retail net sales increased 5.2% to $77.9 million in the three months ended June 28, 2009 from $74.1 million in the three months ended June 29, 2008. This increase as compared with the prior year was mainly due to an increase of 42 boutiques open as of June 28, 2009 compared to June 29, 2008. As of June 28, 2009 and June 29, 2008, we had 112 and 70 open company-owned boutiques, respectively.

North America Direct to Consumer. North America Direct to Consumer net sales decreased 19.5% to $39.0 million in the three months ended June 28, 2009 from $48.4 million in the three months ended June 29, 2008. This decrease primarily resulted from a reduction in net sales from our infomercial channel due to reduced media spending versus the prior year and a decline in home shopping television net sales due to lower on-air productivity compared to the prior year.

International. International net sales decreased 2.6% to $15.6 million in the three months ended June 28, 2009 from $16.0 million in the three months ended June 29, 2008 mainly due to a decrease in net sales to our international distributors as their retailers delayed replenishment purchases. The decrease also reflects the impact of the recession in Japan which affected our home shopping television net sales.

Gross profit

Gross profit decreased $2.6 million, or 2.6%, to $96.9 million in the three months ended June 28, 2009 from $99.5 million in the three months ended June 29, 2008. Our North America Retail segment gross profit increased 5.5% to $60.4 million in the three months ended June 28, 2009 from $57.3 million in the three months ended June 29, 2008, as a result of higher sales across our boutique channel. Our North America Direct to Consumer segment gross profit decreased 17.7% to $26.4 million in the three months ended June 28, 2009 from $32.1 million in the three months ended June 29, 2008, primarily due to lower net sales from our infomercial and at QVC compared to the prior year. Our International segment gross profit slightly decreased 0.2% to $10.1 million in the three months ended June 28, 2009 from $10.2 million in the three months ended June 29, 2008.

Gross margin increased approximately 140 basis points to 73.2% in the three months ended June 28, 2009 from 71.8% in the three months ended June 29, 2008. This overall increase resulted primarily from a shift in product mix towards higher-margin open stock merchandise as well as a shift towards higher-margin sales channels.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.5 million, or 10.8%, to $56.2 million in the three months ended June 28, 2009 from $50.7 million in the three months ended June 29, 2008. This increase was primarily due to increased expenses to support distribution expansion, including $7.4 million in increased operating costs mainly relating to boutique expansion and $2.4 million in increased international infrastructure expenses. This increase was partially offset by decreased expenses of $4.5 million mainly from savings in infomercial operating expenses. As a percentage of net sales, selling, general and administrative expenses increased 580 basis points to 42.4% from 36.6%, primarily due to infrastructure expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased $1.4 million, or 50.5%, to $4.2 million in the three months ended June 28, 2009 from $2.8 million in the three months ended June 29, 2008. This increase was primarily attributable to increases in depreciable assets as we continue to expand the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense increased $0.6 million, or 59.4%, to $1.5 million in the three months ended June 28, 2009 from $1.0 million in the three months ended June 29, 2008. This increase resulted primarily from the granting of additional stock awards offset in part by the effect of actual forfeitures.

Operating income

Operating income decreased 22.3% to $35.0 million in the three months ended June 28, 2009 from $45.0 million in the three months ended June 29, 2008, primarily due to decreases in operating income across all segments and an increase in operating loss in Corporate due to slightly higher corporate operating expenses.

Our North America Retail segment operating income decreased 12.8% to $33.6 million in the three months ended June 28, 2009 from $38.6 million in the three months ended June 29, 2008. This decrease was primarily driven by increased operating expenses of $8.1 million primarily related to the increase in the number of company-owned boutiques.

Our North America Direct to Consumer segment operating income decreased 6.6% to $16.9 million in the three months ended June 28, 2009 from $18.1 million in the three months ended June 29, 2008. This decrease was primarily driven by lower net sales from our infomercial compared to the prior year, partially offset by lower operating costs for this channel.

Our International segment operating income decreased 43.8% to $3.4 million in the three months ended June 28, 2009 from $6.1 million in the three months ended June 29, 2008 due to increased operating costs of $2.6 million.

Our Corporate operating loss increased 7.2% to $19.0 million in the three months ended June 28, 2009 from $17.7 million in the three months ended June 29, 2008 primarily due to an increase in stock-based compensation of $0.6 million and an increase in depreciation and amortization of $0.6 million.

Interest expense

Interest expense decreased $1.5 million, or 34.0%, to $2.8 million in the three months ended June 28, 2009 from $4.3 million in the three months ended June 29, 2008. The decrease was attributable to lower average interest rates on our variable interest rate debt (excluding the debt under the interest rate swap agreement) versus the prior year, combined with decreased debt balances during the three months ended June 28, 2009 as a result of repayment of outstanding indebtedness.

Other income (expense), net

Other income (expense), net increased to net other income of $0.6 million in the three months ended June 28, 2009 from net other expense of $0.04 million in the three months ended June 29, 2008. The increase was primary attributable to a positive foreign currency impact resulting from fluctuations in the value of the U.S. dollar as compared to certain foreign currencies, offset by lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior year.

Provision for income taxes

The provision for income taxes was $13.0 million, or 39.7% of income before provision for income taxes, in the three months ended June 28, 2009 compared to $16.0 million, or 39.3% of income before provision for income taxes, in the three months ended June 29, 2008. The decrease resulted from lower income before provision for income taxes offset in part by a higher effective rate in the three months ended June 28, 2009 compared to the three months ended June 29, 2008.

Six months ended June 28, 2009 compared to six months ended June 29, 2008

Sales, net

Net sales for the six months ended June 28, 2009 decreased to $256.7 million from $278.9 million in the six months ended June 29, 2008, a decrease of $22.2 million, or 7.9%. The decrease in our net sales was driven by our North America Retail and North America Direct to Consumer segments.

North America Retail. North America Retail net sales decreased 0.7% to $151.1 million in the six months ended June 28, 2009 from $152.2 million in the six months ended June 29, 2008. Net sales to our premium wholesale customers decreased as a result of challenging macro-economic conditions and the corresponding inventory de-stocking by our major retail partners. Offsetting this decrease in part was an increase in net sales from boutiques versus the prior year due to a net increase of 42 boutiques open as of June 28, 2009 compared to June 29, 2008. As of June 28, 2009 and June 29, 2008, we had 112 and 70 open company-owned boutiques, respectively.

North America Direct to Consumer. North America Direct to Consumer net sales decreased 23.3% to $74.1 million in the six months ended June 28, 2009 from $96.7 million in the six months ended June 29, 2008. This decrease primarily resulted from a decline in net sales from our infomercial channel due to a reduction in infomercial performance and reduced media spending versus the prior year and a decline in home shopping television net sales due to lower on-air productivity compared to the prior year.

International. International net sales increased 4.6% to $31.4 million in the six months ended June 28, 2009 from $30.1 million in the six months ended June 29, 2008 as we expanded our business across our international channels. Net sales to our global premium wholesale customers increased due to continued expansion into additional locations. Partially offsetting this increase was a decrease in net sales from international distributors and international home shopping sales.

Gross profit

Gross profit decreased $13.4 million, or 6.6%, to $187.9 million in the six months ended June 28, 2009 from $201.2 million in the six months ended June 29, 2008. Our North America Retail segment gross profit increased 0.5% to $115.7 million in the six months ended June 28, 2009 from $115.1 million in the six months ended June 29, 2008, as a result of the change in sales mix towards our higher margin boutiques. Our North America Direct to Consumer segment gross profit decreased 22.7% to $51.3 million in the six months ended June 28, 2009 from $66.3 million in the six months ended June 29, 2008, primarily due to lower net sales from our infomercial and at QVC compared to the prior year. Our International segment gross profit increased 5.8% to $20.9 million in the six months ended June 28, 2009 from $19.8 million in the six months ended June 29, 2008, due to increases in sales across our global premium wholesale channel.

Gross margin increased approximately 110 basis points to 73.2% in the six months ended June 28, 2009 from 72.1% in the six months ended June 29, 2008. This overall increase resulted primarily from a shift in product mix towards higher-margin open stock merchandise as well as a shift towards higher-margin sales channels.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $9.1 million, or 9.0%, to $110.2 million in the six months ended June 28, 2009 from $101.2 million in the six months ended June 29, 2008. The increase was primarily due to increased expenses to support distribution expansion including $14.3 million in increased operating costs mainly relating to boutique expansion and $4.3 million in increased international infrastructure expenses. This increase was partially offset by decreased expenses of $9.5 million mainly from savings in infomercial operating expenses and lower corporate infrastructure expenses due to cost-control efforts. As a percentage of net sales, selling, general and administrative expenses increased 660 basis points to 42.9% from 36.3%, primarily due to infrastructure expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased $2.9 million, or 53.3%, to $8.3 million in the six months ended June 28, 2009 from $5.4 million in the six months ended June 29, 2008. This increase was primarily attributable to increases in depreciable assets as we continue to expand the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense increased $0.1 million, or 4.7%, to $3.0 million in the six months ended June 28, 2009 from $2.9 million in the six months ended June 29, 2008. This increase resulted primarily from the granting of additional stock awards offset in part by the effect of actual forfeitures.

Operating income

Operating income decreased 27.8% to $66.3 million in the six months ended June 28, 2009 from $91.7 million in the six months ended June 29, 2008, primarily due to decreases in operating income across all segments.

Our North America Retail segment operating income decreased 18.8% to $65.4 million in the six months ended June 28, 2009 from $80.5 million in the six months ended June 29, 2008. This decrease was primarily driven by lower sales and increased operating expenses of $15.7 million, primarily related to the increase in the number of company-owned boutiques.

Our North America Direct to Consumer segment operating income decreased 17.1% to $30.4 million in the six months ended June 28, 2009 from $36.7 million in the six months ended June 29, 2008. This decrease was primarily driven by sales declines due to the lower productivity of our infomercial program compared to the prior version, partially offset by lower operating costs for this channel.

Our International segment operating income decreased 27.2% to $9.2 million in the six months ended June 28, 2009 from $12.7 million in the six months ended June 29, 2008 due to increased operating costs of $4.6 million, which more than offset sales growth and gross margin improvements in this segment.

Our Corporate operating loss increased 1.6% to $38.7 million in the six months ended June 28, 2009 from $38.1 million in the six months ended June 29, 2008 primarily due to increases in depreciation and amortization of $1.2 million and stock-based compensation of $0.1 million, which was partially offset by a decrease in Corporate selling, general and administrative expense of $0.7 million resulting primarily from our cost-control measures.

Interest expense

Interest expense decreased $3.3 million, or 37.1%, to $5.6 million in the six months ended June 28, 2009 from $8.9 million in the six months ended June 29, 2008. The decrease was attributable to lower average interest rates on our variable interest rate debt (excluding the debt under the interest rate swap agreement) versus the prior year combined with decreased debt balances during the six months ended June 28, 2009 as a result of repayment of outstanding indebtedness.

Other income, net

Other income, net decreased $0.5 million, or 75.9%, to $0.2 million in the six months ended June 28, 2009 from net other income of $0.7 million in the six months ended June 29, 2008. The decrease was primary attributable to lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior year.

Provision for income taxes

The provision for income taxes was $24.4 million, or 40.1% of income before provision for income taxes, in the six months ended June 28, 2009 compared to $33.0 million, or 39.5% of income before provision for income taxes, in the six months ended June 29, 2008. The decrease resulted from lower income before provision for income taxes offset in part by a higher effective rate in the six months ended June 28, 2009 compared to the six months ended June 29, 2008.

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

Our operations provided us cash of $70.6 million in the six months ended June 28, 2009. At June 28, 2009, we had working capital of $174.3 million, including cash and cash equivalents of $97.5 million, compared to working capital of $146.1 million, including $48.0 million in cash and cash equivalents, as of December 28, 2008. The $49.5 million increase in cash and cash equivalents resulted from cash provided by operations of $70.6 million, including net income for the six months ended June 28, 2009 of $36.5 million, partially offset by cash used in investing activities of $14.8 million related to capital expenditures and cash used in financing activities of $6.5 million. The $28.2 million increase in working capital was primarily driven by increases in cash and cash equivalents and prepaid income taxes and decreases in accounts payable and income taxes payable.

Net cash used in investing activities was $14.8 million in the six months ended June 28, 2009, attributable to the build-out of additional company-owned boutiques and department stores as well as our continued investment in our corporate and information systems infrastructure to support our distribution expansion both in the U.S. and internationally. Our future capital expenditures will depend on the timing and rate of expansion of our business, information technology investments, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $6.5 million in the six months ended June 28, 2009, which consisted of repayments of $6.9 million on our first-lien term loan partially offset by the exercise of stock options of $0.2 million.

Our revolving credit facility of $25.0 million, of which approximately $0.3 million was utilized for outstanding letters of credit as of June 28, 2009, and our first-lien term loan of $234.1 million, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio and debt rating. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody’s rating. As of June 28, 2009, interest on the first-lien term loan was accruing at 2.57% (without giving effect to the interest rate swap transaction discussed below).

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

In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million which declined to $100 million after one-year under which, on a net settlement basis, we make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, we have fixed the interest rate for a two-year period subject to market-based interest rate risk on $200 million of borrowings for the first year and $100 million for the second year under our First Lien Credit Agreement. Our obligations under the interest rate swap transaction as to the scheduled payments are guaranteed and secured on the same basis as our obligations under the First Lien Credit Agreement. The fair value of the interest rate swap as of June 28, 2009 was $0.8 million, which was recorded in other liabilities in the condensed consolidated balance sheet, with the related $0.8 million unrealized loss recorded and included in equity as a component of accumulated other comprehensive loss, net of a $0.3 million tax benefit.

The terms of our senior secured credit facilities require us to comply with a number of financial covenants, including maintaining a maximum leverage ratio (consolidated total debt to Adjusted EBITDA as defined in the agreement) of not greater than 4.5 to 1.0. As of June 28, 2009, our leverage ratio was 0.80 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods, and we were in compliance with these covenants as of June 28, 2009.

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

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our working capital needs, debt payments and planned capital expenditures for the next 12 months. As part of our business strategy, we intend to invest in making improvements to our information technology systems. We opened 45 boutiques in 2008 and closed two locations. We plan to open approximately 27 new boutiques in 2009 (18 of which were opened as of June 28, 2009), which will require additional capital expenditures. Additionally, we also plan to continue to invest in our corporate infrastructure, particularly in support of our international growth. We may also look to acquire or invest in businesses or products complementary to our own. We anticipate that our capital expenditures in the year ending January 3, 2010 will be approximately $28.0 million. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions, including the limited availability of capital in light of the current financial crisis, and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, warehouses, corporate offices and certain office equipment under noncancelable operating leases with various expiration dates through January 2021. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at June 28, 2009. These future payments are subject to foreign currency exchange rate risk. As of June 28, 2009, the scheduled maturities of our long-term contractual obligations were as follows:

	Remainder of the year ending January 3, 2010	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$9.1	$60.3	$41.4	$72.5	$183.3
Principal payments on long-term debt, including the current portion	10.3	223.8	—	—	234.1
Interest payments on long-term debt, including the current portion(1)	4.2	9.8	—	—	14.0
Payments under licensing arrangements	0.3	0.2	—	—	0.5
Purchase obligations(2)	1.8	—	—	—	1.8

Total	$25.7	$294.1	$41.4	$72.5	$433.7

(1)	For purposes of the table, interest expense is calculated after giving effect to our interest rate swap as follows: (i) during the remaining two-month term of the swap agreement, interest expense is based on $100 million of our first-lien term loan and based on the fixed rate of the swap of 5.03% plus a margin of 2.25% and interest expense on the remaining amount of the loan is estimated based on the rate in effect as of June 28, 2009 and (ii) after the remaining two-month term of the swap agreement, interest expense on the loan is estimated for all periods based on the rate in effect as of June 28, 2009. A 1% change in interest rates on our variable rate debt, including the effect of the interest rate swap, would result in a change of $5.0 million in our total interest payments, of which $1.2 million would be in the remainder of the year ended January 3, 2010 and $3.8 million would be in years 1-3.

(2)	Purchase obligations include agreements to purchase goods that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, which was filed with the SEC on February 26, 2009. We believe that there have been no significant changes during the six months ended June 28, 2009 to the items that we disclosed in our critical accounting policies and estimates with the exception of the adoption of the new accounting pronouncements as noted below.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For financial assets and liabilities, the provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amends Statement 157 by delaying the effective date of Statement 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted Statement 157 on December 31, 2007 for financial assets and financial liabilities and on December 29, 2008 for nonfinancial assets and liabilities. It did not have any material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“Statement 141(R)”). Statement 141(R) significantly changed the accounting for future business combinations after adoption. Statement 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. Statement 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted Statement 141(R) on December 29, 2008, as required. It did not have any material impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 which amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted Statement 161 on December 29, 2008. The adoption of Statement 161 had no financial impact on the financial position or results of operations as it is disclosure-only in nature.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“SFAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about fair value of financial instruments within the scope of Statement 107, Disclosures about Fair Values of Financial Instruments. SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted the provisions of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption of SFAS 107-1 and APB 28-1 had no financial impact on the financial position or results of operations as it is disclosure-only in nature.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“Statement 165”). Statement 165 establishes general standards of accounting for, and requires disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively. We adopted Statement 165 in the second quarter of 2009. It did not have any material impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. We will adopt Statement 168 in the third quarter of 2009, as required. We do not expect Statement 168 to have a material impact our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities. We have reduced our exposure to interest rate fluctuations by entering into an interest rate swap agreement covering a portion of our variable rate debt. In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million declining to $100 million after one-year under which, on a net settlement basis, we make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. Our weighted average borrowings outstanding during the six months ended June 28, 2009 were $235.9 million and the annual effective interest rate for the period was 4.70%, after giving effect to the interest swap agreement. A hypothetical 1% increase or decrease in interest rates would have resulted in a $1.2 million change to our interest expense in the six months ended June 28, 2009 and $2.4 million on an annualized basis.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the quarter covered by this report at a reasonable assurance level.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 17, 2009, the Material Yard Workers Local 1175 Benefit Funds filed a stockholder class action in the United States District Court for the Northern District of California. The complaint names as defendants the Company, our Chief Executive Officer and our Chief Financial Officer. It was purportedly filed on behalf of all persons who purchased Company stock between November 7, 2006, and November 26, 2007 (the “Class Period”). The complaint alleges violations of the Securities Exchange Act of 1934 based on, among other things, alleged misrepresentations and omissions of material facts relating to the Company’s financial condition during the Class Period, and it seeks relief in the form of compensatory damages, attorneys’ fees and costs.

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

Our success largely depends on the performance of our management team and other key personnel and our ability to continue to recruit qualified senior executives and other key personnel. Our future operations could be harmed if any of our senior executives or other key personnel ceased working for us. Our President of Retail resigned in July 2009, and, as a result, we will need to recruit a new executive with the requisite skills and experience to serve as President. Competition for qualified senior management personnel is intense, and there can be no assurance that we will be able to attract additional qualified personnel or to retain our current personnel. The loss of a member of senior management, such as the President of Retail, will require the remaining executive officers and other personnel to divert immediate and substantial attention to fulfilling his or her duties and to seeking a replacement. We may not be able to continue to attract or retain qualified executive personnel in the future. Any inability to fill vacancies in our senior executive positions on a timely basis could harm our ability to implement our business strategy, which would harm our business and results of operations.

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

Several members of our senior management team have relatively recently joined the company. Additionally, our President of Retail resigned in July 2009, and we are currently seeking to fill this vacancy on the senior management team. As a result, our senior management team has, and will continue to have, limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. Our success also depends on our ability to continue to attract, manage and retain other qualified senior management members as we grow.

We are currently subject to securities class action litigation and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

In July 2009, a purported stockholder class action was filed against us, our Chief Executive Officer and our Chief Financial Officer. The complaint was filed by a pension fund on behalf of persons who purchased our stock during a “class period” from November 7, 2006 through November 26, 2007. The complaint alleges violations of the Securities Exchange Act of 1934, purportedly arising from non-disclosure of material facts relating to our financial condition during the class period, and seeks relief in the form of compensatory damages, attorneys’ fees and costs, and such other relief as the court may deem proper. It is possible that, in the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us alleging failure to disclose risks or other claims. The outcome of any litigation is difficult to predict and quantify, and the defense against such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on May 6, 2009:

1. To elect three directors to serve on our board of directors for a three-year term.

	For	Withheld
Leslie A. Blodgett	81,339,454	105,982
Karen M. Rose	81,347,279	98,157
John S. Hamlin	81,338,434	107,002

The Company’s board of directors is comprised of the individuals elected this year and the following directors for the following terms: Ross M. Jones, Glen T. Senk and Kristina M. Leslie whose terms expire in 2010 and Lea Anne S. Ottinger, Ellen L. Brothers and Bradley M. Bloom whose terms expire in 2011.

2. To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 3, 2010.

For	81,378,499
Against	29,132
Abstain	37,804

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The following documents are incorporated by reference or filed herewith as Exhibits to this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1*	Separation and Release Agreement between Bare Escentuals Beauty, Inc., a wholly owned subsidiary of the Registrant, and Michael Dadario dated July 20, 2009.

10.2(3)*	Description of 2009 Corporate Bonus Plan included under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers of our Current Report on Form 8-K and filed with the SEC on April 3, 2009.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2006 filed on November 15, 2006.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2009.
*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.

Date: August 5, 2009	By:	/s/ LESLIE A. BLODGETT
Leslie A. Blodgett
Chief Executive Officer and Director

	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1*	Separation and Release Agreement between Bare Escentuals Beauty, Inc., a wholly owned subsidiary of the Registrant, and Michael Dadario dated July 20, 2009.

10.2(3)*	Description of 2009 Corporate Bonus Plan included under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers of our Current Report on Form 8-K and filed with the SEC on April 3, 2009.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2006 filed on November 15, 2006.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2009.
*	Indicates management contract or compensatory plan or arrangement