Form 10-Q
period 2009-09-27
BARE ESCENTUALS INC
filed 2009-11-05
CIK 1295557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

At October 28, 2009, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 92,019,902.

Bare Escentuals, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 27, 2009	December 28, 2008(a)
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$98,737	$47,974
Inventories	74,334	92,576
Accounts receivable, net of allowances of $5,145 and $8,930 at September 27, 2009 and December 28, 2008, respectively	47,425	42,304
Prepaid expenses and other current assets	12,918	10,302
Prepaid income taxes	1,750	—
Deferred tax assets, net	9,854	10,011

Total current assets	245,018	203,167
Property and equipment, net	81,775	71,157
Goodwill	15,409	15,409
Intangible assets, net	4,718	6,943
Other assets	3,262	3,105

Total assets	$350,182	$299,781

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$17,216	$17,216
Accounts payable	14,490	16,534
Accrued liabilities	20,948	20,260
Income taxes payable	—	3,053

Total current liabilities	52,654	57,063
Long-term debt, less current portion	213,478	223,808
Other liabilities	18,284	19,218
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock; $0.001 par value; 200,000 shares authorized; 92,017 and 91,608 shares issued and outstanding at September 27, 2009 and December 28, 2008, respectively	92	92
Additional paid-in capital	430,053	425,352
Accumulated other comprehensive loss	(1,881)	(4,155)
Accumulated deficit	(362,498)	(421,597)

Total stockholders’ equity (deficit)	65,766	(308)

Total liabilities and stockholders’ equity (deficit)	$350,182	$299,781

(a)	Condensed consolidated balance sheet as of December 28, 2008 has been derived from the audited consolidated financial statements as of that date.

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Nine months ended
	(unaudited)		(unaudited)
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Sales, net	$135,710	$130,199	$392,430	$409,075
Cost of goods sold	34,819	35,354	103,689	113,028

Gross profit	100,891	94,845	288,741	296,047
Expenses:
Selling, general and administrative	56,950	51,208	167,177	152,363
Depreciation and amortization, relating to selling, general and administrative	4,609	3,065	12,950	8,507
Stock-based compensation, relating to selling, general and administrative	1,248	1,533	4,262	4,413

Operating income	38,084	39,039	104,352	130,764
Interest expense	(2,141)	(3,917)	(7,755)	(12,841)
Other income, net	653	24	814	691

Income before provision for income taxes	36,596	35,146	97,411	118,614
Provision for income taxes	13,948	12,247	38,312	45,240

Net income	$22,648	$22,899	$59,099	$73,374

Net income per share:
Basic	$0.25	$0.25	$0.64	$0.80

Diluted	$0.24	$0.25	$0.63	$0.79

Weighted-average shares used in per share calculations:
Basic	91,911	91,454	91,814	91,364

Diluted	93,682	93,207	93,310	93,282

See accompanying notes.

BARE ESCENTUALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	September 27, 2009	September 28, 2008
	(unaudited)
Operating activities
Net income	$59,099	$73,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	10,672	6,284
Amortization of intangible assets	2,225	2,223
Amortization of debt issuance costs	149	178
Stock-based compensation	4,262	4,413
Excess tax benefit from stock option exercises	(305)	(3,034)
Deferred income tax benefit	(1,272)	(1,283)
Loss on disposal of property and equipment	507	38
Changes in assets and liabilities:
Inventories	18,326	(37,135)
Accounts receivable	(4,867)	(469)
Income taxes	(4,769)	(4,433)
Prepaid expenses and other current assets	(2,569)	(42)
Other assets	(302)	(553)
Accounts payable and accrued liabilities	(1,711)	(7,012)
Other liabilities	2,147	641

Net cash provided by operating activities	81,592	33,190
Investing activities
Purchase of property and equipment	(21,708)	(27,257)
Proceeds from sale of property and equipment	—	1,299

Net cash used in investing activities	(21,708)	(25,958)
Financing activities
Repayments on First Lien Term Loan	(10,330)	(20,466)
Excess tax benefit from stock option exercises	305	3,034
Exercise of stock options	378	1,319

Net cash used in financing activities	(9,647)	(16,113)
Effect of foreign currency exchange rate changes on cash	526	(198)

Net increase (decrease) in cash and cash equivalents	50,763	(9,079)
Cash and cash equivalents, beginning of period	47,974	32,117

Cash and cash equivalents, end of period	$98,737	$23,038

Supplemental disclosure of cash flow information
Cash paid for interest	$9,524	$10,424

Cash paid for income taxes	$44,310	$50,726

See accompanying notes.

BARE ESCENTUALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Business

Bare Escentuals, Inc., together with its subsidiaries (“Bare Escentuals” or the “Company”), develops, markets, and sells branded cosmetics, skin care and body care products under the bareMinerals, RareMinerals, Buxom and md formulations brands. The bareMinerals cosmetics, particularly the core foundation products which are mineral-based, offer a differentiated, healthy alternative to conventional cosmetics. The Company uses a multi-channel distribution model utilizing traditional retail distribution channels consisting of premium wholesale customers including Sephora, Ulta and select department stores; company-owned boutiques; and spas and salons; as well as direct-to-consumer media distribution channels consisting of home shopping television on QVC, infomercials, and online shopping. The Company also sells products internationally in the United Kingdom, Japan, France, Germany and Canada, as well as in smaller international markets via distributors.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 in the Company’s Form 10-K for the year ended December 28, 2008. The Company’s significant accounting policies have not changed significantly as of September 27, 2009 with the exception of the adoption of the new accounting pronouncements as noted below.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 27, 2009, the condensed consolidated statements of income for the three and nine months ended September 27, 2009 and September 28, 2008, and the condensed consolidated statements of cash flows for the nine months ended September 27, 2009 and September 28, 2008, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 27, 2009, its results of operations for the three and nine months ended September 27, 2009 and September 28, 2008, and its cash flows for the nine months ended September 27, 2009 and September 28, 2008. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending January 3, 2010. We have evaluated subsequent events through November 5, 2009, which is the date these financial statements were issued.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009.

Fiscal Quarter

The Company’s fiscal quarters end on the Sunday closest to March 31, June 30, September 30 and December 31. The three months ended September 27, 2009 and September 28, 2008 each contained 13 weeks. The nine months ended September 27, 2009 and September 28, 2008 each contained 39 weeks.

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

Sales generated through credit card purchases were approximately 41.9% and 44.3% of total net sales for the three and nine months ended September 27, 2009, respectively, and approximately 43.8% and 44.2% of total net sales for the three and nine months ended September 28, 2008, respectively. The Company uses a third party to collect its credit card sales and, as a consequence, believes that its credit risks related to these channels of distribution are limited. The Company performs ongoing credit evaluations of its third-party resellers not paying by credit card. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due 30 to 60 days after an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable:

	September 27, 2009	December 28, 2008
Customer A	— %*	15%
Customer B	31%	19%
Customer C	26%	39%

*	Represents less than 10%

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales:

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Customer A	— %*	— %*	11%	12%
Customer B	14%	12%	13%	12%
Customer C	17%	18%	14%	15%

*	Represents less than 10%

As of September 27, 2009 and December 28, 2008, the Company had no off-balance sheet concentrations of credit risk.

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either assets or liabilities on the balance sheet, and they are measured at fair value.

Earnings per Share

A calculation of earnings per share, as reported, is as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Numerator:
Net income	$22,648	$22,899	$59,099	$73,374

Denominator:
Weighted average common shares used in per share calculations — basic	91,911	91,454	91,814	91,364
Add: Dilution from employee stock plans	1,771	1,753	1,496	1,918

Weighted-average common shares used in per share calculations — diluted	93,682	93,207	93,310	93,282

Net income per share
Basic	$0.25	$0.25	$0.64	$0.80

Diluted	$0.24	$0.25	$0.63	$0.79

For the three and nine months ended September 27, 2009, options to purchase 768,310 and 1,389,309 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as their impact was anti-dilutive. For the three and nine months ended September 28, 2008, options to purchase 705,825 and 565,900 shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as their impact was anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized gains or losses on interest rate swap, net of tax.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. In the fourth quarter of fiscal 2008, the Company changed its operating segments, and historical segment financial information presented has been revised to reflect these new operating segments (Note 17).

Recent Accounting Pronouncements

Effective July 29, 2009, the Company adopted a new accounting standard that establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the exclusive reference to be applied in the preparation of financial statements in conformity with GAAP. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed in the third quarter of fiscal 2009. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on the Company’s results of operations or financial position.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update on December 29, 2008. The adoption did not have any material impact on the Company’s results of operations or financial position (Note 14).

Effective December 29, 2008, the Company adopted an accounting standard update regarding business combinations. This update establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption did not have any material impact on the Company’s results of operations or financial position.

Effective December 29, 2008, the Company adopted an accounting standard update that amended and expanded the disclosure requirements related to derivative instruments to provide users of financial statements with an enhanced understanding of the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this standard had no financial impact on the Company’s financial position or results of operations as it is disclosure-only in nature.

During the second quarter of 2009, the Company adopted an accounting standard update that requires quarterly disclosure of information about the fair value of financial instruments. The adoption of this standard had no financial impact on the Company’s financial position or results of operations as it is disclosure-only in nature.

During the second quarter of 2009, the Company adopted a new accounting standard for subsequent events which establishes general standards of accounting for, and requires disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It did not have any material impact on the Company’s results of operations or financial position.

In August 2009, the FASB issued authoritative guidance on how to measure the fair value of a liability. The guidance has three primary components: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available; 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning in the fourth quarter of 2009. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

The total purchase price of $23.1 million was allocated as follows: $12.6 million to goodwill included as corporate assets (not deductible for income tax purposes); $8.9 million to identifiable intangible assets, comprised of customer relationships of $8.0 million and $0.9 million for non-compete agreements; $4.4 million to net tangible assets acquired; and $2.8 million to deferred tax liability. The estimated useful economic lives of the identifiable intangible assets acquired are three years. The most significant factor that resulted in the recognition of goodwill in the purchase price allocation was the ability to expand on an accelerated basis into trade areas beyond the acquired distribution rights.

During the nine months ended September 28, 2008, the Company sold $1.3 million of the net tangible assets acquired to a third party for proceeds of $1.3 million. There was no gain or loss recorded in this transaction.

4. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income	$22,648	$22,899	$59,099	$73,374
Foreign currency translation adjustments, net of tax	46	(1,093)	611	(1,099)
Unrealized gain on interest rate swap, net of tax	465	639	1,663	448

Comprehensive income	$23,159	$22,445	$61,373	$72,723

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 27, 2009	December 28, 2008
Foreign currency translation adjustments, net of tax	$(1,881)	$(2,492)
Unrealized loss on interest rate swap, net of tax	—	(1,663)

Total accumulated other comprehensive loss	$(1,881)	$(4,155)

5. Inventories

Inventories consisted of the following (in thousands):

	September 27, 2009	December 28, 2008
Work in process	$11,285	$14,058
Finished goods	63,049	78,518

	$74,334	$92,576

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 27, 2009	December 28, 2008
Furniture and equipment	$22,376	$16,749
Computers and software	28,008	22,347
Leasehold improvements	54,904	45,959

	105,288	85,055
Accumulated depreciation	(27,131)	(17,285)

	78,157	67,770
Construction-in-progress	3,618	3,387

Property and equipment, net	$81,775	$71,157

7. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 27, 2009	December 28, 2008
Customer relationships	$8,000	$8,000
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	900	900

	13,892	13,892
Accumulated amortization	(9,174)	(6,949)

Intangible assets, net	$4,718	$6,943

8. Other Assets

Other assets consisted of the following (in thousands):

	September 27, 2009	December 28, 2008
Debt issuance costs, net of accumulated amortization of $719 and $570 at September 27, 2009 and December 28, 2008, respectively	$399	$548
Other assets	2,863	2,557

	$3,262	$3,105

9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 27, 2009	December 28, 2008
Employee compensation and benefits	$7,929	$6,793
Gift cards and customer liabilities	2,320	2,817
Royalties	1,412	1,646
Sales taxes and local business taxes	1,062	1,983
Interest	517	311
Other	7,708	6,710

	$20,948	$20,260

10. Revolving Lines of Credit

At September 27, 2009, $24,284,000 was available under our revolving line of credit (the “Revolver”) and $716,000 was outstanding in standby letters of credit. The Revolver is contractually available to the Company until February 18, 2011. Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio and debt rating (2.25% plus LIBOR or 1.25% plus lenders’ base rate; actual rate of 2.52% at September 27, 2009 and 2.76% at December 28, 2008). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 27, 2009	December 28, 2008
First Lien Term Loan	$230,694	$241,024
Less current portion	(17,216)	(17,216)

Total long-term debt, net of current portion	$213,478	$223,808

First Lien Term Loan

The First Lien Term Loan has an original term of seven years expiring on February 18, 2012 and bears interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of September 27, 2009 and December 28, 2008, the interest rate on the First Lien Term Loan was accruing at 2.52% and 2.76%, respectively.

Borrowings under the Revolver (Note 10) and the First Lien Term Loan are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio and entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates. As of September 27, 2009, the Company was in compliance with its financial and nonfinancial covenants.

Scheduled Maturities of Long-Term Debt

At September 27, 2009, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
Remainder of the year ending January 3, 2010	$6,887
January 2, 2011	13,773
January 1, 2012	158,386
December 30, 2012	51,648

$230,694

12. Derivative Financial Instruments

The Company is exposed to interest rate risks primarily through borrowings under its senior secured credit facilities. Interest on all of the Company’s borrowings under its senior secured credit facilities is based upon variable interest rates. As of September 27, 2009, the Company had borrowings of $230.7 million outstanding under its senior secured credit facilities which bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of September 27, 2009, the interest rate on the First Lien Term Loan was accruing at 2.52%. At all times after October 2, 2007, the Company was required under its senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under its senior loan facilities, unless the Company satisfied specified coverage ratio tests. For the three and nine months ended September 27, 2009, the Company satisfied these tests.

In August 2007, the Company entered into a two-year interest rate swap agreement under the Company’s senior secured credit facilities which expired during the three months ended September 27, 2009. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had an initial notional amount of $200 million which declined to $100 million after one-year under which, on a net settlement basis, the Company made monthly fixed rate payments, excluding a margin of 2.25%, at the rate of 5.03% and the counterparty made monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, the Company had fixed for a two-year period the interest rate subject to market-based interest rate risk on $200 million of borrowings for the first year and $100 million of borrowings for the second year under its First Lien Credit Agreement. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement.

The following table summarizes the fair value and presentation within the unaudited condensed consolidated balance sheets for derivatives designated as hedging instruments (in thousands):

	Liability Derivative
	September 27, 2009		December 28, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$—	Other liabilities	$2,752

The following table presents the impact of derivative instruments and their location within the unaudited condensed consolidated statements of income and accumulated other comprehensive income (AOCI) (in thousands):

Derivatives in Cash Flow Hedging Relationships

	Amount of (Gain) Loss Recognized in AOCI on Derivatives (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Three months ended		Three months ended		Three months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Interest rate swap, net of tax	$(465)	$(639)	$—	$—	$—	$—

	Amount of (Gain) Loss Recognized in AOCI on Derivatives (Effective Portion)		Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Nine months ended		Nine months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Interest rate swap, net of tax	$(1,663)	$(448)	$—	$—	$—	$—

13. Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, office space and certain office equipment under non-cancelable operating leases with various expiration dates through January 2021. Additionally, the Company subleases certain real property to third parties. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at September 27, 2009. These future payments are subject to foreign currency exchange rate risk. The future minimum annual payments and anticipated sublease income under such leases in effect at September 27, 2009, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
Remainder of the year ending January 3, 2010	$4,827	$6	$4,821
January 2, 2011	20,647	24	20,623
January 1, 2012	20,796	24	20,772
December 30, 2012	20,949	1	20,948
December 29, 2013	21,355	—	21,355
Thereafter	94,608	—	94,608

	$183,182	$55	$183,127

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent expense was $7,291,000 and $19,921,000 for the three and nine months ended September 27, 2009, respectively, and $5,514,000 and $14,917,000 for the three and nine months ended September 28, 2008, respectively. Total rent expense included contingent rents of $124,000 and $469,000 for the three and nine months ended September 27, 2009, respectively, and $146,000 and $1,086,000 for the three and nine months ended September 28, 2008, respectively. Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception.

As of September 27, 2009, under the terms of its corporate office lease and the lease of one of its company-owned boutiques, the Company had outstanding irrevocable standby letters of credit of $100,000 and $396,000, respectively, to the lessors for the terms of the leases.

Royalty Agreements

The Company is party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time, with minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for the three and nine months ended September 27, 2009 was $150,000 and $450,000, respectively and $150,000 and $450,000, for the three and nine months ended September 28, 2008, respectively.

In March 2009, the Company entered into a new agreement for the license rights to proprietary mineral extraction technology and a limited exclusive right to purchase certain ingredients based on such technology. The license is exclusive to the Company for a specified period from the date of the agreement in certain defined fields of use and is otherwise nonexclusive for the term of the agreement. However, the Company has the right to extend the term of the exclusivity in the defined fields of use to the full term of the agreement upon a one-time payment of a specified amount or achievement of a specified level of annual aggregate gross revenues from the sale of licensed products in the defined fields of use. The Company is required to pay three lump-sum commencement payments over the course of the first year of the term of the agreement. In addition, on a quarterly basis during the term of the agreement, the Company is required to pay royalties on its net revenue resulting from the sale of products containing the licensed ingredients. Such royalties are not subject to any minimum annual amounts. The new agreement has an initial term of 10 years. As a result of the new agreement, the Company’s previous agreement was terminated. The Company’s expense under these agreements for the three and nine months ended September 27, 2009 was $247,000 and $373,000, respectively, and was $129,000 and $698,000 for the three and nine months ended September 28, 2008, respectively.

Contingencies

Beginning on July 17, 2009, three purported stockholder class actions were filed in the United States District Court for the Northern District of California against the Company, certain of its current and former officers and directors and the underwriters for the Company’s initial public offering and March 2007 secondary offering. On October 15, 2009, the court consolidated the three cases into the first-filed case (C-09-03268 PJH) and appointed Westmoreland County Retirement System and Vincent J. Takas as lead plaintiffs and their counsel as lead plaintiffs’ counsel. The original complaint filed by Westmoreland purports to be brought on behalf of persons who purchased the Company’s stock on the open market between September 28, 2006 and October 31, 2008 and persons who purchased the Company’s stock pursuant to its initial public offering and March 2007 registration statements and prospectuses. The original complaint alleges that the Company and the officer-defendants made false or misleading statements about the Company’s business and prospects in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The original complaint also alleges that all defendants made false or misleading statements in the registration statements and prospectuses pertaining to the initial public offering and March 2007 secondary offering, in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The original complaint seeks compensatory damages, attorneys’ fees and costs and such other relief as the court may deem proper. Lead plaintiffs will file a consolidated amended complaint and defendants will file motions to dismiss that complaint.

In addition, the Company is involved in various legal and administrative proceedings and claims arising in the ordinary course of its business. The ultimate resolution of such claims would not, in the opinion of management, have a material effect on the Company’s financial position, results of operations or cash flows.

14. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities is based on a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 – unobservable inputs for which there is little or no market data and which would require the Company to develop its own assumptions.

As of September 27, 2009 and December 28, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap agreement and certain investments associated with the Company’s Long-Term Employee-Related Benefits Plan. The fair value of the Company’s interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The fair value of the Company’s investments associated with its Long-Term Employee-Related Benefits Plan is based on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds, and have been categorized as Level 2.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2009 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Other assets:
Deferred compensation	$1,396	$—	$1,396	$—

Other liabilities:
Deferred compensation	$850	$—	$850	$—

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Other assets:
Deferred compensation	$1,232	$—	$1,232	$—

Other liabilities:
Interest rate swap	$2,752	$—	$2,752	$—
Deferred compensation	886	—	886	—

Total liabilities	$3,638	$—	$3,638	$—

15. Income Taxes

As of September 27, 2009, the total amount of net unrecognized tax benefits was $2,600,000. The amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is insignificant. The Company accrues interest related to unrecognized tax benefits in its provision for income taxes. As of September 27, 2009, the Company had approximately $284,000 of accrued interest, net of tax, related to uncertain tax positions.

The Company does not anticipate any material change to the amount of unrecognized tax benefits in the next twelve months.

The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The tax years subsequent to 2004 remain open to examination by the major taxing jurisdictions in the United States.

16. Stock-Based Employee Compensation Plans

As of September 27, 2009, the Company had reserved 8,790,631 shares of common stock for future issuance.

2004 Equity Incentive Plan

On June 10, 2004, the board of directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of non-qualified stock options for common stock to employees, directors, consultants, and other associates. The options generally vest over a period of five years from the date of grant and have a maximum term of ten years.

In conjunction with the adoption of the 2006 Equity Incentive Plan in September 2006, no additional options are permitted to be granted under the 2004 Plan. In addition, any shares subject to outstanding options cancelled under the 2004 Plan became available for grant under the 2006 Equity Incentive Plan.

A summary of activity under the 2004 Plan is set forth below:

		Options Outstanding
	Shares Subject to Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 28, 2008	—	3,550,729	$2.37
Exercised	—	(322,328)	1.17
Canceled	74,106	(74,106)	5.39
Rolled over to 2006 Plan	(74,106)	—	—

Balance at September 27, 2009	—	3,154,295	$2.42

At September 27, 2009, there were total outstanding vested options to purchase 2,448,138 shares under the 2004 Plan at a weighted-average exercise price of $1.80.

The total intrinsic value of options exercised under the 2004 Plan for the nine months ended September 27, 2009 was $1,259,000.

2006 Equity Incentive Plan

On September 12, 2006, the Company’s stockholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. A total of 4,500,000 shares of the Company’s Common Stock were authorized for issuance under the 2006 Plan. Awards are granted with an exercise price equal to the closing market price of the Company’s Common Stock at the date of grant except for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The awards generally vest over a period of one to five years from the date of grant and have a maximum term of ten years.

A summary of stock options activity under the 2006 Plan is set forth below:

		Options Outstanding
	Shares Subject to Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 28, 2008	4,131,681	1,518,350	$12.36
Rolled over from 2004 Plan	74,106	—	—
Granted	(522,985)	522,985	7.19

		Options Outstanding
	Shares Subject to Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Canceled	261,311	(261,311)	11.86

Balance at September 27, 2009	3,944,113	1,780,024	$10.91

At September 27, 2009, there were total outstanding vested options to purchase 184,171 shares under the 2006 Plan at a weighted-average exercise price of $23.97.

The total cash received from employees as a result of employee stock option exercises under all plans for the nine months ended September 27, 2009 was $378,000. In connection with these exercises, the tax benefits realized by the Company for the nine months ended September 27, 2009 were $305,000.

A summary of RSA and RSU activity under the 2006 Plan is set forth below:

Shares
Balance at December 28, 2008	50,000
Granted	116,947
Vested	(12,500)
Canceled	(37,500)

Balance at September 27, 2009	116,947

The weighted average fair value of RSAs and RSUs granted during the nine months ended September 27, 2009 was $5.81. The total fair value of RSAs vested during the nine months ended September 27, 2009 was $248,000.

17. Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assessing performance.

One of the Company’s key objectives is the further expansion of its business internationally and as a consequence, the operating results that the CODM reviews to make decisions about resource allocations and to assess performance have changed to be more geographically focused. In the fourth quarter of fiscal 2008, the Company re-evaluated its operating segments to bring them in line with these changes and how management currently reviews and evaluates the operating performance of the Company and accordingly, the new segments include North America Retail, North America Direct to Consumer, and International. The North America Retail segment includes all products marketed in the United States and Canada and consists of sales to end users either directly through company-owned boutiques or through third-party resellers in a branded, prestige retail environment. The North America Direct to Consumer segment includes all products marketed in the United States and Canada and consists of sales through television or online media to end users who then receive their product via mail. The International segment includes all operations outside the United States and Canada, regardless of method of delivery to the end user. Prior to fiscal 2008, the Company’s operating segments were Retail and Wholesale. As a result, historical segment financial information presented has been revised to reflect these new operating segments.

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

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Three Months ended September 27, 2009
Sales, net	$88,284	$26,852	$20,574	$—	$135,710
Cost of goods sold	20,985	7,405	6,429	—	34,819

Gross profit	67,299	19,447	14,145	—	100,891
Operating expenses:
Selling, general and administrative	25,813	9,673	5,979	15,485	56,950
Depreciation and amortization	1,632	—	1,181	1,796	4,609
Stock-based compensation	—	—	—	1,248	1,248

Total expenses	27,445	9,673	7,160	18,529	62,807

Operating income (loss)	39,854	9,774	6,985	(18,529)	38,084
Interest expense					(2,141)
Other income, net					653

Income before provision for income taxes					36,596
Provision for income taxes					13,948

Net income					$22,648

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Three Months ended September 28, 2008
Sales, net	$80,524	$32,431	$17,244	$—	$130,199
Cost of goods sold	21,022	8,729	5,603	—	35,354

Gross profit	59,502	23,702	11,641	—	94,845
Operating expenses:
Selling, general and administrative	21,124	12,179	3,705	14,200	51,208
Depreciation and amortization	973	7	893	1,192	3,065
Stock-based compensation	—	—	—	1,533	1,533

Total expenses	22,097	12,186	4,598	16,925	55,806

Operating income (loss)	37,405	11,516	7,043	(16,925)	39,039
Interest expense					(3,917)
Other expense, net					24

Income before provision for income taxes					35,146
Provision for income taxes					12,247

Net income					$22,899

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Nine Months ended September 27, 2009
Sales, net	$239,423	$100,993	$52,014	$—	$392,430
Cost of goods sold	56,451	30,294	16,944	—	103,689

Gross profit	182,972	70,699	35,070	—	288,741
Operating expenses:
Selling, general and administrative	73,313	30,509	15,710	47,645	167,177
Depreciation and amortization	4,439	7	3,156	5,348	12,950
Stock-based compensation	—	—	—	4,262	4,262

Total expenses	77,752	30,516	18,866	57,255	184,389

Operating income (loss)	105,220	40,183	16,204	(57,255)	104,352
Interest expense					(7,755)
Other income, net					814

Income before provision for income taxes					97,411
Provision for income taxes					38,312

Net income					$59,099

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Nine Months ended September 28, 2008
Sales, net	$232,676	$129,099	$47,300	$—	$409,075
Cost of goods sold	58,055	39,094	15,879	—	113,028

Gross profit	174,621	90,005	31,421	—	296,047
Operating expenses:
Selling, general and administrative	54,370	41,777	9,159	47,057	152,363
Depreciation and amortization	2,371	21	2,556	3,559	8,507
Stock-based compensation	—	—	—	4,413	4,413

Total expenses	56,741	41,798	11,715	55,029	165,283

Operating income (loss)	117,880	48,207	19,706	(55,029)	130,764
Interest expense					(12,841)
Other income, net					691

Income before provision for income taxes					118,614
Provision for income taxes					45,240

Net income					$73,374

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	September 27, 2009	December 28, 2008
North America Retail	$46,589	$38,628
North America Direct to Consumer	—	84
International	6,342	2,594
Corporate	30,199	31,036

	$83,130	$72,342

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

	September 27, 2009	December 28, 2008
United States	$76,606	$69,390
International	6,524	2,952

	$83,130	$72,342

No individual geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands). For the table below, Canada is included in International.

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
United States	$113,797	$112,338	$338,137	$361,156
International	21,913	17,861	54,293	47,919

Sales, net	$135,710	$130,199	$392,430	$409,075

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by words such as “anticipate,” “expect,” “believe,” “plan,” “intend,” “predict,” “will,” “may,” and similar terms. The forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding our plans to grow our business by expanding product offerings and developing new brands or brand extensions; our planned opening of new boutiques; our intention to invest strategically in areas of our business and the potential for those investments to create long-term value; our plans to enhance our information technology systems and make other investments in domestic and international corporate infrastructure; our expectations for future revenue, margins, expenses, operating results, inventory levels and capital expenditures; our anticipated working capital needs and the adequacy of our capital resources; our possible acquisition of or investment in complementary businesses or products; and our expectations with regard to our ongoing legal proceedings. Such forward-looking statements are based on current expectations, estimates and projections about our industry, as well as our management’s beliefs and assumptions. Forward-looking statements, by their nature, involve risks and uncertainties and are not guarantees of future performance. Our actual results may differ materially from the results discussed in the forward-looking statements due to a variety of factors including, but not limited to, those discussed in Item 1A “Risk Factors” in this Form 10-Q. The discussion throughout this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 “Financial Statements” in this Form 10-Q. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In the fourth quarter of fiscal 2008, we re-evaluated how we internally review our business performance and, in turn, changed our operating segments to be more geographically focused (and have revised historical segment financial information presented to reflect these new operating segments). As a result, our business is now comprised of three strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

•

Our North America Retail segment includes the United States and Canada and consists of our company-owned boutiques and outlet stores, premium wholesale customers and spas and salons. Our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations. We also sell to retailers that we believe feature our products in settings that support and reinforce our brand image and provide a premium in-store experience. Similarly, our spa and salon customers provide an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the benefits of our core products.

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

•

Our International segment includes premium wholesale, spas and salons, home shopping television, infomercial, company-owned boutique and international distributors outside of North America. We have partnered with a third party to build our infomercial business in Japan and currently have an international home shopping television presence and appear on QVC in Japan, the U.K. and Germany. We have a presence in brick-and-mortar locations overseas, including in certain international Sephora locations as well as our first company-owned boutique and spas, salons and department stores in the U.K. We also sell our products in smaller international markets primarily through a network of third-party distributors.

We manage our business segments to maximize overall sales growth and market share. We believe that our multi-channel distribution strategy enhances convenience for our consumers, reinforces brand awareness, helps to maintain consumer retention rates, and drives corporate cash flow and profitability. Further, we believe that the broad diversification within our segments provides us with expanded opportunities for growth and reduces our dependence on any single distribution channel. Within individual distribution channels, financial results can be affected by the timing of shipments as well as the impact of key promotional events.

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

In the current economic environment, we continue to closely manage our expenses and allocate resources with the goal of maximizing cash flow and liquidity. This includes continuing a more conservative approach to inventory management in light of the challenging retail environment. At the same time, we continue to invest strategically in areas that we believe will create long-term value including our international operations, domestic distribution expansion, education and field teams, and customer acquisition activities. We anticipate that our capital expenditures for fiscal 2009 will be approximately $29.0 million to support boutique and department store build-outs as well as international infrastructure investments.

During the third quarter of fiscal 2009, net sales increased $5.5 million, or 4.2%, to $135.7 million as compared to the third quarter of fiscal 2008. Net sales for the nine months ended September 27, 2009 decreased $16.6 million, or 4.1%, to $392.4 million as compared to the same period last year.

Diluted earnings per share for the third quarter of fiscal 2009 decreased 4.0% to $0.24 compared to $0.25 per diluted share in the third quarter of fiscal 2008. Diluted earnings per share for the nine months ended September 27, 2009 decreased 20.3% to $0.63 compared to $0.79 per diluted share in the same period last year. For the nine months ended September 27, 2009, diluted earnings per share decreased due to a decline in sales combined with increased selling, general and administrative expenses largely resulting from the addition of 40 boutiques and 3 outlet stores as compared with the prior year.

Basis of Presentation

Our significant accounting policies are disclosed in Note 2 in our Form 10-K for the year ended December 28, 2008. Our significant accounting policies have not changed significantly as of September 27, 2009.

Results of Operations

The following is a discussion of our results of operations and percentage of net sales for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 and for the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended				Nine months ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	(in thousands, except percentages)
Sales, net	$135,710	100.0%	$130,199	100.0%	$392,430	100.0%	$409,075	100.0%
Cost of goods sold	34,819	25.7	35,354	27.2	103,689	26.4	113,028	27.6

Gross profit	100,891	74.3	94,845	72.8	288,741	73.6	296,047	72.4
Expenses:
Selling, general and administrative	56,950	41.9	51,208	39.3	167,177	42.6	152,363	37.2
Depreciation and amortization	4,609	3.4	3,065	2.3	12,950	3.3	8,507	2.1
Stock-based compensation	1,248	0.9	1,533	1.2	4,262	1.1	4,413	1.1

Operating income	38,084	28.1	39,039	30.0	104,352	26.6	130,764	32.0
Interest expense	(2,141)	(1.6)	(3,917)	(3.0)	(7,755)	(2.0)	(12,841)	(3.1)
Other income, net	653	0.5	24	0.0	814	0.2	691	0.1

Income before provision for income taxes	36,596	27.0	35,146	27.0	97,411	24.8	118,614	29.0
Provision for income taxes	13,948	10.3	12,247	9.4	38,312	9.8	45,240	11.1

Net income	$22,648	16.7%	$22,899	17.6%	$59,099	15.0%	$73,374	17.9%

Net sales by business segment and percentage of net sales for the three and nine months ended September 27, 2009 and the three and nine months ended September 28, 2008 are as follows:

	Three months ended				Nine months ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	(in thousands, except percentages)
North America Retail	$88,284	65.0%	$80,524	61.9%	$239,423	61.0%	$232,676	56.9%
North America Direct to Consumer	26,852	19.8	32,431	24.9	100,993	25.7	129,099	31.5
International	20,574	15.2	17,244	13.2	52,014	13.3	47,300	11.6

Sales, net	$135,710	100.0%	$130,199	100.0%	$392,430	100.0%	$409,075	100.0%

Gross profit and gross margin by business segment for the three and nine months ended September 27, 2009 and the three and nine months ended September 28, 2008 are as follows:

	Three months ended				Nine months ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	(in thousands, except percentages)
North America Retail	$67,299	76.2%	$59,502	73.9%	$182,972	76.4%	$174,621	75.0%
North America Direct to Consumer	19,447	72.4	23,702	73.1	70,699	70.0	90,005	69.7
International	14,145	68.8	11,641	67.5	35,070	67.4	31,421	66.4

Gross profit/gross margin	$100,891	74.3%	$94,845	72.8%	$288,741	73.6%	$296,047	72.4%

Operating income (loss) by business segment and operating income (loss) as a percent of net sales for the three and nine months ended September 27, 2009 and the three and nine months ended September 28, 2008 are as follows:

	Three months ended				Nine months ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	(in thousands, except percentages)
North America Retail	$39,854	45.1%	$37,405	46.5%	$105,220	43.9%	$117,880	50.7%
North America Direct to Consumer	9,774	36.4	11,516	35.5	40,183	39.8	48,207	37.3
International	6,985	34.0	7,043	40.8	16,204	31.2	19,706	41.7

Total	56,613	41.7%	55,964	43.0%	161,607	41.2%	185,793	45.4%
Corporate	(18,529)		(16,925)		(57,255)		(55,029)

Operating income	$38,084	28.1%	$39,039	30.0%	$104,352	26.6%	$130,764	32.0%

Three months ended September 27, 2009 compared to three months ended September 28, 2008

Sales, net

Net sales for the three months ended September 27, 2009 increased to $135.7 million from $130.2 million in the three months ended September 27, 2008, an increase of $5.5 million, or 4.2%. The increase in our net sales was mainly driven by our North America Retail segment.

North America Retail. North America Retail net sales increased 9.6% to $88.3 million in the three months ended September 27, 2009 from $80.5 million in the three months ended September 28, 2008. This increase as compared with the prior year was mainly due to the addition of 40 boutiques and 3 outlet stores open as of September 27, 2009 compared to September 28, 2008. As of September 27, 2009 and September 27, 2008, we had 121 and 81 open company-owned boutiques, respectively.

North America Direct to Consumer. North America Direct to Consumer net sales decreased 17.2% to $26.9 million in the three months ended September 27, 2009 from $32.4 million in the three months ended September 28, 2008. This decrease primarily resulted from a reduction in net sales from our infomercial channel due to reduced media spending versus the prior year while net sales from home shopping television and our website remained relatively flat.

International. International net sales increased 19.3% to $20.6 million in the three months ended September 27, 2009 from $17.2 million in the three months ended September 28, 2008. The increase was primarily due to our expansion in Europe through additional locations with our premium wholesale customers.

Gross profit

Gross profit increased $6.0 million, or 6.4%, to $100.9 million in the three months ended September 27, 2009 from $94.8 million in the three months ended September 28, 2008. Our North America Retail segment gross profit increased 13.1% to $67.3 million in the three months ended September 27, 2009 from $59.5 million in the three months ended September 28, 2008, primarily as a result of higher sales across our boutique channel. Our North America Direct to Consumer segment gross profit decreased 18.0% to $19.4 million in the three months ended September 27, 2009 from $23.7 million in the three months ended September 28, 2008, primarily due to lower net sales from our infomercial compared to the prior year. Our International segment gross profit increased 21.5% to $14.1 million in the three months ended September 27, 2009 from $11.6 million in the three months ended September 28, 2008 due to our growth in Europe.

Gross margin increased approximately 150 basis points to 74.3% in the three months ended September 27, 2009 from 72.8% in the three months ended September 28, 2008. This overall increase resulted primarily from a shift in product mix towards higher-margin open stock merchandise as well as a shift towards higher-margin sales channels.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.7 million, or 11.2%, to $57.0 million in the three months ended September 27, 2009 from $51.2 million in the three months ended September 28, 2008. This increase was primarily due to increased expenses to support distribution expansion, including $3.9 million in increased operating costs mainly relating to boutique expansion and $2.3 million in increased international infrastructure expenses to support anticipated growth. This increase was partially offset by a $2.4 million decrease in infomercial operating expenses. As a percentage of net sales, selling, general and administrative expenses increased 260 basis points to 41.9% from 39.3%, primarily due to infrastructure and operating expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased $1.5 million, or 50.4%, to $4.6 million in the three months ended September 27, 2009 from $3.1 million in the three months ended September 28, 2008. This increase was primarily attributable to increases in depreciable assets as we continue to expand the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense decreased $0.3 million, or 18.6%, to $1.2 million in the three months ended September 27, 2009 from $1.5 million in the three months ended September 28, 2008. This decrease resulted primarily from the effect of actual forfeitures.

Operating income

Operating income decreased 2.4% to $38.1 million in the three months ended September 27, 2009 from $39.0 million in the three months ended September 28, 2008, primarily due to decreases in operating income from our North America Direct to Consumer segment and an increase in operating loss in Corporate due to slightly higher corporate operating expenses.

Our North America Retail segment operating income increased 6.5% to $39.9 million in the three months ended September 27, 2009 from $37.4 million in the three months ended September 28, 2008. This increase was primarily driven by sales growth combined with gross margin improvement partially offset by an increase in operating expenses of $5.3 million primarily related to the increase in the number of company-owned boutiques.

Our North America Direct to Consumer segment operating income decreased 15.1% to $9.8 million in the three months ended September 27, 2009 from $11.5 million in the three months ended September 28, 2008. This decrease was primarily driven by lower net sales from our infomercial compared to the prior year, partially offset by lower operating costs for this channel.

Our International segment operating income remained relatively flat at $7.0 million in the three months ended September 27, 2009 compared to the three months ended September 28, 2008.

Our Corporate operating loss increased 9.5% to $18.5 million in the three months ended September 27, 2009 from $16.9 million in the three months ended September 28, 2008 primarily due to increased selling, general and administrative expense of $1.3 million resulting from higher incentive compensation expense and an increase in depreciation and amortization of $0.6 million.

Interest expense

Interest expense decreased $1.8 million, or 45.3%, to $2.1 million in the three months ended September 27, 2009 from $3.9 million in the three months ended September 28, 2008. The decrease was attributable to lower average interest rates on our variable interest rate debt and the termination of our interest rate swap agreement versus the prior year, combined with decreased debt balances during the three months ended September 27, 2009 as a result of repayment of outstanding indebtedness.

Other income, net

Other income, net increased $0.6 million in the three months ended September 27, 2009 from $0.02 million in the three months ended September 28, 2008. The increase was primary attributable to a positive foreign currency impact resulting from fluctuations in the value of the U.S. dollar as compared to certain foreign currencies, offset by lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior year.

Provision for income taxes

The provision for income taxes was $13.9 million, or 38.1% of income before provision for income taxes, in the three months ended September 27, 2009 compared to $12.2 million, or 34.8% of income before provision for income taxes, in the three months ended September 28, 2008. The increase resulted from a higher effective rate in the three months ended September 27, 2009 compared to the three months ended September 28, 2008. The lower effective rate for the three months ended September 28, 2008 is due to a net tax benefit of $1.6 million related to the reversal of tax reserves resulting from the settlement of a state tax audit and the expiration of applicable statutes of limitation in certain jurisdictions.

Nine months ended September 27, 2009 compared to nine months ended September 28, 2008

Sales, net

Net sales for the nine months ended September 27, 2009 decreased to $392.4 million from $409.1 million in the nine months ended September 28, 2008, a decrease of $16.6 million, or 4.1%. The decrease in our net sales was driven by our North America Direct to Consumer segment.

North America Retail. North America Retail net sales increased 2.9% to $239.4 million in the nine months ended September 27, 2009 from $232.7 million in the nine months ended September 28, 2008, primarily reflecting an increase in net sales from company-owned boutiques versus the prior year due to a net increase of 40 boutiques and 3 outlet stores open as of September 27, 2009 compared to September 28, 2008. As of September 27, 2009 and September 28, 2008, we had 121 and 81 open company-owned boutiques, respectively. Offsetting this increase was a decrease in our net sales as a result of inventory de-stocking by our major retail partners.

North America Direct to Consumer. North America Direct to Consumer net sales decreased 21.8% to $101.0 million in the nine months ended September 27, 2009 from $129.1 million in the nine months ended September 28, 2008. This decrease primarily resulted from a decline in net sales from our infomercial channel due to a reduction in infomercial performance and reduced media spending versus the prior year and a decline in home shopping television net sales due to lower on-air productivity compared to the prior year.

International. International net sales increased 10.0% to $52.0 million in the nine months ended September 27, 2009 from $47.3 million in the nine months ended September 28, 2008 as we expanded our business across our international channels. Net sales to our global premium wholesale customers increased due to continued expansion into additional locations. Partially offsetting this increase was a decrease in net sales from international distributors and international home shopping sales.

Gross profit

Gross profit decreased $7.3 million, or 2.5%, to $288.7 million in the nine months ended September 27, 2009 from $296.0 million in the nine months ended September 28, 2008. Our North America Retail segment gross profit increased 4.8% to $183.0 million in the nine months ended September 27, 2009 from $174.6 million in the nine months ended September 28, 2008, as a result of the change in sales mix towards our higher margin boutiques. Our North America Direct to Consumer segment gross profit decreased 21.4% to $70.7 million in the nine months ended September 27, 2009 from $90.0 million in the nine months ended September 28, 2008, primarily due to lower net sales from our infomercial and at QVC compared to the prior year. Our International segment gross profit increased 11.6% to $35.1 million in the nine months ended September 27, 2009 from $31.4 million in the nine months ended September 28, 2008, due to increases in sales across our global premium wholesale channel.

Gross margin increased approximately 120 basis points to 73.6% in the nine months ended September 27, 2009 from 72.4% in the nine months ended September 28, 2008. This overall increase resulted primarily from a shift towards higher-margin sales channels as well as a shift in product mix towards higher-margin open stock merchandise.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $14.8 million, or 9.7%, to $167.2 million in the nine months ended September 27, 2009 from $152.4 million in the nine months ended September 28, 2008. The increase was primarily due to increased expenses to support distribution expansion including $14.4 million in increased operating costs mainly relating to boutique expansion and $6.6 million in increased international infrastructure expenses. This increase was partially offset by decreased expenses of $10.8 million mainly from savings in infomercial operating expenses. As a percentage of net sales, selling, general and administrative expenses increased 540 basis points to 42.6% from 37.2%, primarily due to infrastructure and operating expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased $4.4 million, or 52.2%, to $13.0 million in the nine months ended September 27, 2009 from $8.5 million in the nine months ended September 28, 2008. This increase was primarily attributable to increases in depreciable assets as we continue to expand the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense decreased $0.2 million, or 3.4%, to $4.3 million in the nine months ended September 27, 2009 from $4.4 million in the nine months ended September 28, 2008. This decrease resulted primarily from the effect of actual forfeitures offset in part by the granting of additional stock awards.

Operating income

Operating income decreased 20.2% to $104.4 million in the nine months ended September 27, 2009 from $130.8 million in the nine months ended September 28, 2008, primarily due to decreases in operating income across all segments.

Our North America Retail segment operating income decreased 10.7% to $105.2 million in the nine months ended September 27, 2009 from $117.9 million in the nine months ended September 28, 2008. This decrease was primarily driven by increased operating expenses of $21.0 million, primarily related to the increase in the number of company-owned boutiques.

Our North America Direct to Consumer segment operating income decreased 16.6% to $40.2 million in the nine months ended September 27, 2009 from $48.2 million in the nine months ended September 28, 2008. This decrease was primarily driven by sales declines due to the lower productivity of our infomercial program compared to the prior version, partially offset by lower operating costs for this channel.

Our International segment operating income decreased 17.8% to $16.2 million in the nine months ended September 27, 2009 from $19.7 million in the nine months ended September 28, 2008 due to increased operating costs of $7.2 million, which more than offset sales growth and gross margin improvements in this segment.

Our Corporate operating loss increased 4.0% to $57.3 million in the nine months ended September 27, 2009 from $55.0 million in the nine months ended September 28, 2008 primarily due to increases in depreciation and amortization of $1.8 million.

Interest expense

Interest expense decreased $5.1 million, or 39.7%, to $7.8 million in the nine months ended September 27, 2009 from $12.8 million in the nine months ended September 28, 2008. The decrease was attributable to lower average interest rates on our variable interest rate debt (excluding the debt under the interest rate swap agreement) versus the prior year combined with decreased debt balances during the nine months ended September 27, 2009 as a result of repayment of outstanding indebtedness.

Other income, net

Other income, net increased $0.1 million, or 17.8%, to $0.8 million in the nine months ended September 27, 2009 from $0.7 million in the nine months ended September 28, 2008. The increase was primary attributable to lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior year.

Provision for income taxes

The provision for income taxes was $38.3 million, or 39.3% of income before provision for income taxes, in the nine months ended September 27, 2009 compared to $45.2 million, or 38.1% of income before provision for income taxes, in the nine months ended September 28, 2008. The lower effective rate for the nine months ended September 28, 2008 is due to a net tax benefit of $1.6 million related to the reversal of tax reserves resulting from the settlement of a state tax audit and expiration of applicable statutes of limitation in certain jurisdictions.

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

Our operations provided us cash of $81.6 million in the nine months ended September 27, 2009. At September 27, 2009, we had working capital of $192.4 million, including cash and cash equivalents of $98.7 million, compared to working capital of $146.1 million, including $48.0 million in cash and cash equivalents, as of December 28, 2008. The $50.8 million increase in cash and cash equivalents resulted from cash provided by operations of $81.6 million, including net income for the nine months ended September 27, 2009 of $59.1 million, partially offset by cash used in investing activities of $21.7 million related to capital expenditures and cash used in financing activities of $9.6 million. The $46.3 million increase in working capital was primarily driven by increases in cash and cash equivalents, accounts receivable and prepaid expenses and other current assets and decreases in accounts payable and income taxes payable.

Net cash used in investing activities was $21.7 million in the nine months ended September 27, 2009, attributable to the build-out of additional company-owned boutiques and department stores as well as our continued investment in our corporate and information systems infrastructure to support our distribution expansion both in the U.S. and internationally. Our future capital expenditures will depend on the timing and rate of expansion of our business, information technology investments, new store openings, store renovations and international expansion opportunities.

Net cash used in financing activities was $9.6 million in the nine months ended September 27, 2009, which consisted of repayments of $10.3 million on our first-lien term loan partially offset by the exercise of stock options of $0.4 million.

Our revolving credit facility of $25.0 million, of which approximately $0.7 million was utilized for outstanding letters of credit as of September 27, 2009, and our first-lien term loan of $230.7 million, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio and debt rating. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody’s rating. As of September 27, 2009, interest on the first-lien term loan was accruing at 2.52%.

Borrowings under our revolving credit facility and the first-lien term loan are secured by substantially all of our assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require us to comply with financial covenants, including maintaining a leverage ratio, and entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under our senior secured credit facilities as of October 2, 2007 unless we satisfy specified coverage ratio tests. For the nine months ended September 27, 2009, we satisfied these tests.

In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities which expired during the three months ended September 27, 2009. The interest rate swap had an initial notional amount of $200 million which declined to $100 million after one-year under which, on a net settlement basis, we made monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, we had fixed the interest rate for a two-year period subject to market-based interest rate risk on $200 million of borrowings for the first year and $100 million for the second year under our First Lien Credit Agreement. Our obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as our obligations under the First Lien Credit Agreement.

The terms of our senior secured credit facilities require us to comply with a number of financial covenants, including maintaining a maximum leverage ratio (consolidated total debt to Adjusted EBITDA as defined in the agreement) of not greater than 4.5 to 1.0. As of September 27, 2009, our leverage ratio was 0.77 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods, and we were in compliance with these covenants as of September 27, 2009.

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

Liquidity sources, requirements and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our working capital needs, debt payments and planned capital expenditures for the next 12 months. As part of our business strategy, we intend to invest in making improvements to our information technology systems. We opened 45 boutiques in 2008 and closed two locations. We plan to open approximately 29 new boutiques and 3 outlet stores in 2009 (of which 27 boutiques and 3 outlet stores were opened as of September 27, 2009). Additionally, we also plan to continue to invest in our corporate infrastructure, particularly in support of our international growth. We may also look to acquire or invest in businesses or products complementary to our own. We anticipate that our capital expenditures in the year ending January 3, 2010 will be approximately $29.0 million. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions, including the limited availability of capital in light of the recent financial crisis and continued volatility in financial conditions, and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, warehouses, corporate offices and certain office equipment under noncancelable operating leases with various expiration dates through January 2021. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates at September 27, 2009. These future payments are subject to foreign currency exchange rate risk. As of September 27, 2009, the scheduled maturities of our long-term contractual obligations were as follows:

	Remainder of the year ending January 3, 2010	1 - 3 Years	4 - 5 Years	After 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$4.8	$62.3	$42.6	$73.4	$183.1
Principal payments on long-term debt, including the current portion	6.9	223.8	—	—	230.7
Interest payments on long-term debt, including the current portion(1)	1.4	9.6	—	—	11.0
Payments under licensing arrangements	—	0.2	—	—	0.2
Purchase obligations(2)	1.5	—	—	—	1.5

Total	$14.6	$295.9	$42.6	$73.4	$426.5

(1)	For purposes of the table, interest expense is calculated for all periods based on the rate in effect as of September 27, 2009. A 1% change in interest rates on our variable rate debt would result in a change of $4.4 million in our total interest payments, of which $0.6 million would be in the remainder of the year ended January 3, 2010 and $3.8 million would be in years 1-3.
(2)	Purchase obligations include agreements to purchase goods that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, which was filed with the SEC on February 26, 2009. We believe that there have been no significant changes during the nine months ended September 27, 2009 to the items that we disclosed in our critical accounting policies and estimates with the exception of the adoption of the new accounting pronouncements as noted below.

Recent Accounting Pronouncements

Effective June 29, 2009, we adopted a new accounting standard that establishes the FASB ASC as the exclusive reference to be applied in the preparation of financial statements in conformity with GAAP. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed in the third quarter of fiscal 2009. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on our results of operations or financial position.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update on December 29, 2008. The adoption did not have any material impact on our results of operations or financial position (Note 14).

Effective December 29, 2008, we adopted an accounting standard update regarding business combinations. This update establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption did not have any material impact on our results of operations or financial position.

Effective December 29, 2008, we adopted an accounting standard update that amended and expanded the disclosure requirements related to derivative instruments to provide users of financial statements with an enhanced understanding of the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption had no financial impact on our financial position or results of operations as it is disclosure-only in nature.

During the second quarter of 2009, we adopted an accounting standard update that requires quarterly disclosure of information about fair value of financial instruments. The adoption of this standard had no financial impact on our financial position or results of operations as it is disclosure-only in nature.

During the second quarter of 2009, we adopted a new accounting standard for subsequent events which establishes general standards of accounting for, and requires disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It did not have any material impact on our results of operations or financial position.

In August 2009, the FASB issued authoritative guidance on how to measure the fair value of a liability. The guidance has three primary components: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available; 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning in the fourth quarter of 2009. We do not expect the adoption to have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities. We had reduced our exposure to interest rate fluctuations by entering into an interest rate swap agreement covering a portion of our variable rate debt. In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million declining to $100 million after one-year under which, on a net settlement basis, we made monthly fixed rate payments at the rate of 5.03% and the counterparty made monthly floating rate payments based upon one-month U.S. dollar LIBOR. Our weighted average borrowings outstanding during the nine months ended September 27, 2009 were $234.2 million and the annual effective interest rate for the period was 4.36%, after giving effect to the interest swap agreement. The interest swap agreement terminated in August 2009. A hypothetical 1% increase or decrease in interest rates would have resulted in a $1.8 million change to our interest expense in the nine months ended September 27, 2009 and $2.3 million on an annualized basis.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Beginning on July 17, 2009, three purported stockholder class actions were filed in the United States District Court for the Northern District of California against us, certain of our current and former officers and directors and the underwriters for our initial public offering and March 2007 secondary offering. On October 15, 2009, the court consolidated the three cases into the first-filed case (C-09-03268 PJH) and appointed Westmoreland County Retirement System and Vincent J. Takas as lead plaintiffs and their counsel as lead plaintiffs’ counsel. The original complaint filed by Westmoreland purports to be brought on behalf of persons who purchased our stock on the open market between September 28, 2006 and October 31, 2008 and persons who purchased our stock pursuant to our initial public offering and March 2007 registration statements and prospectuses. The original complaint alleges that we and our officer-defendants made false or misleading statements about our business and prospects in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The original complaint also alleges that all defendants made false or misleading statements in the registration statements and prospectuses pertaining to our initial public offering and March 2007 secondary offering, in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The original complaint seeks compensatory damages, attorneys’ fees and costs and such other relief as the court may deem proper. Lead plaintiffs will file a consolidated amended complaint and defendants will file motions to dismiss that complaint.

In addition, we are subject to various claims and legal actions during the ordinary course of our business. We believe that currently none of these claims or legal actions would have a material adverse impact on our financial position, operations or potential performance.

ITEM 1A.	RISK FACTORS

The risks set forth below may adversely affect our business, financial condition and operating results. In addition to the risks set forth below, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us that later prove to be material. These risk factors should be read in conjunction with the other information contained in our other SEC filings, including our Form 10-K for the fiscal year ended December 28, 2008.

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

The recent global economic crisis and continued volatility in global economic conditions and the financial markets has had, and may continue to have, an adverse effect on our industry, business and results of operations.

The recent global economic crisis reached nearly unprecedented levels and the continued volatility and disruption to the capital and credit markets have significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and declines in consumer confidence and economic growth. These conditions have led to decreases in consumer spending across the economy, our industry and our business. Many economists predict that the recession will be prolonged and that conditions may deteriorate further before there is any improvement or even after some improvement has occurred. These conditions have resulted in pricing pressures, and could further lead to additional pricing pressures and reduced consumer spending in the foreseeable future. Reduced consumer spending may cause changes in customer order patterns including order cancellations, and changes in the level of inventory at our customers, which may adversely affect our industry, business and results of operations.

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions which is a source of capital for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. It is difficult to predict how long the current economic and capital and credit market conditions will continue, the extent to which they will continue to deteriorate and which aspects of our products or business may be adversely affected. However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, we are likely to experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations. Further, even when the global economy improves and the recession ends, there can be no guarantee that such changes in the economy will positively impact our industry of prestige consumer goods, our business or our results of operations.

We do not have long-term purchase commitments from our significant customers, and a decrease or interruption in their business with us would reduce our sales and profitability.

We depend on sales to specialty beauty retailers and QVC, Inc. for a significant portion of our net sales. Sales to Sephora, Ulta and QVC accounted for an aggregate of 40.5% of our net sales for the year ended December 28, 2008, with sales to each of these customers accounting for greater than 10% of our net sales for the year ended December 28, 2008. In addition, sales to Sephora, Ulta and QVC accounted for an aggregate of 37.2% of our net sales for the nine months ended September 27, 2009, with sales to each of these customers accounting for greater than 10% of our net sales for the nine months ended September 27, 2009. Our arrangement with QVC does not obligate QVC to make any purchases of our products or to undertake any efforts to promote our products on air or otherwise, and our arrangements with each of Sephora and Ulta are by purchase order and are terminable at will at the option of either party. A substantial decrease or interruption in business from these significant customers could result in inventory write-offs or in the loss of future business and could reduce our liquidity and profitability. In addition, our appearances on QVC enhance our brand awareness and drive sales both on QVC and in our other sales channels. As a result, a decision by QVC to reduce the number of times per year it features our products on air or the type of such appearances would cause a decline in our sales to QVC and could cause sales in our other channels to suffer.

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

The beauty industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. Our products face, and will continue to face, competition for consumer recognition and market share with products that have achieved significant national and international brand name recognition and consumer loyalty, such as those offered by global prestige beauty companies Avon Products, Inc., Elizabeth Arden, Inc., The Estée Lauder Companies, Inc., Johnson & Johnson, Inc., L’Oréal Group, Mary Kay, Inc. and The Proctor & Gamble Company, each of which have launched and are promoting mineral-based makeup brands. These companies have significantly greater resources than we have and are less leveraged than we are. These competitors typically devote substantial resources to promoting their brands through traditional forms of advertising, such as print media and television commercials. Because of such mass marketing methods, these competitors’ products may achieve higher visibility and recognition than our products. In addition, these competitors may duplicate our marketing strategy and distribution model to increase the breadth of their product sales.

Competition for market share in the cosmetics industry is especially intense, even when economic conditions are favorable. In order to succeed, we must take market share from our competitors across all of our sales channels. We compete with prestige cosmetics companies primarily in online retailing, department stores and specialty beauty retail channels, but prestige cosmetics companies also recently have increased their sales through infomercial and home shopping television channels. Mass cosmetics brands are sold primarily though channels in which we do not sell our products, such as mass merchants, but mass cosmetics companies are increasingly making efforts to acquire market share in the higher-margin prestige cosmetics category by introducing brands and products that address this market. In addition, the recent entry of mass cosmetic brands into the mineral-based makeup category with lower price points has placed additional pressure on us to remain competitive and further differentiate the quality of our products. If we are unable to maintain or improve the inventory levels and in-store positioning of our products in third-party retailers or maintain and increase sales of our products through our other distribution channels, including infomercials, home shopping television and other direct-to-consumer methods, our ability to achieve and maintain significant market acceptance for our products could be severely impaired. Further, the trend toward consolidation in the retail industry, particularly in developed markets such as the United States and Western Europe, could result in our becoming increasingly dependent upon some retailers, which have increased their respective bargaining strengths.

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

The mineral-based makeup category has become highly competitive and we may be unable to differentiate our products from other mineral-based makeup brands, which would adversely affect our ability to maintain existing customers and acquire new customers, harming our sales.

In addition to global beauty companies such as Avon Products, Inc., Elizabeth Arden, Inc., The Estee Lauder Companies, Inc., Johnson & Johnson, Inc., L’Oreal Group, Mary Kay, Inc. and The Proctor & Gamble Company launching their own mineral-based makeup brands, a number of smaller companies and mass cosmetics companies have also launched mineral-based makeup lines given that the process for production of mineral-based cosmetics is not subject to patent protection and there is a low barrier to entry into the market for such products. Some of these competitors have significant experience using infomercials to market and sell cosmetics and skin care products and have employed marketing strategies and distribution models similar to ours. If these companies’ products prove successful or if global beauty companies were to significantly increase production and marketing of their mineral-based cosmetics, our net sales could suffer. If, through our marketing efforts, such as our infomercial and foundation sampling initiative, we are unable to successfully differentiate the quality of our mineral-based makeup from our competitors’ products, our ability to acquire new customers will suffer. If consumers prefer our competitors’ products over ours, we would lose market share and our net sales would decline. New products that we develop might not generate sufficient consumer interest and sales to become profitable or to cover the costs of their development.

Our plans to expand our product offerings and launch new brands or brand extensions may not be successful, and implementation of these plans may divert our operational, managerial and administrative resources, which could impact our competitive position.

We plan to grow our business by expanding our product offerings and developing new brands or brand extensions, such as our RareMinerals brand and line of products and our Buxom brand and line of products. These plans involve various risks, including:

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

Our future success depends on our ability to continue to grow our international business, which increased from approximately 7.9% of our net sales in 2007 to approximately 12.1% of our net sales in 2008 to approximately 13.3% of our net sales in the first nine months of 2009. In order to successfully grow our international business, we need to develop successful retail and distribution partnerships in each international market and effectively translate the appeal of our products within those markets. As other global prestige beauty companies have more experience developing, marketing and selling their products for and to markets outside of the U.S., we are competing against well-established brands with sophisticated international operations and significantly greater resources than us. Achieving growth in our international business will require investment in product development, marketing initiatives, distribution channels, information technology, operating infrastructure and the hiring and training of additional international employees. In addition to the monetary investment required to grow our international business, time and energy spent by our executive team on our international business may distract them from our core domestic business and operations. Our ability to grow our international business involves significant risks and uncertainties. Our efforts to increase sales of our products outside the U.S. may not be successful and may not achieve higher sales or gross margins or otherwise contribute to profitability.

We are subject to risks related to our international operations.

As we seek to expand our international operations, we will be increasingly susceptible to the following risks associated with international operations:

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States;

•	the imposition of foreign and domestic governmental controls;

•	unfamiliarity with foreign laws and regulations;

•	difficulties in staffing and managing international operations;

•	product registration, permitting and regulatory compliance;

•	thefts and other crimes;

•	currency conversion risks and currency fluctuations, which have recently been more pronounced;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; and

•	geopolitical conditions, such as terrorist attacks, war or other military action, public health problems and natural disasters.

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

Our ability to succeed depends, to a significant extent, on our ability to grow our business while maintaining profitability. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability has depended in the past and will in the future depend upon a number of factors, including, without limitation:

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

•	our ability to identify and respond successfully to emerging trends in the beauty industry;

•	our ability to maintain and intensify our consumers’ emotional connection with our brand, including through friendly and effective customer service and contacts;

•	our ability to maintain public association of our brand with prestige beauty products; and

•	the level of consumer acceptance of our products.

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

We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, prospects, financial condition or results of operations. Our growth also may make it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our prospects and results of operations would suffer.

A prolonged continuation of the current economic climate or further decline in general economic conditions could create pricing pressures and lead to reduced consumer demand for our products and/or the financial strength of our customers that are retailers, which could adversely affect our net sales, liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our consumers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The current crises in the United States economy and the economies of other countries where we sell our products and increased uncertainty as to the economic outlook has reduced, and may continue to reduce discretionary spending or cause a shift in consumer discretionary spending to other products or a shift in the mix of our products purchased by consumers and these effects could continue for the foreseeable future. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. A decline in consumer purchases of discretionary items may also impact our customers that are retailers. We generally extend credit to a retailer based on an evaluation of its financial condition, generally without requiring any collateral. Financial difficulties of a retailer could cause us to limit or terminate business with that customer. We may also assume more risk associated with receivables from that retailer and our inability to collect the receivable from one of our larger customers or a group of customers could harm our financial condition. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and excess inventories and hinder our ability to raise prices in line with costs, which could, in turn, lead to increased merchandise markdowns and impairment charges, adversely affecting our profitability.

If we are unable to retain key executives and other personnel, particularly Leslie Blodgett, our Chief Executive Officer and primary spokesperson, and recruit additional executives and personnel, we may not be able to execute our business strategy and our growth may be hindered.

Our success largely depends on the performance of our management team and other key personnel and our ability to continue to recruit qualified senior executives and other key personnel. Our future operations could be harmed if any of our senior executives or other key personnel ceased working for us. Our President of Retail resigned in July 2009, and we are currently recruiting for a Senior Vice President Retail and a Senior Vice President Wholesale to fill this vacancy. Competition for qualified senior management personnel is intense, and there can be no assurance that we will be able to attract additional qualified personnel or to retain our current personnel. The loss of a member of senior management, such as the President of Retail, requires the remaining executive officers and other personnel to divert immediate and substantial attention to fulfilling his or her duties and to seeking a replacement. We may not be able to continue to attract or retain qualified executive personnel in the future. Any inability to fill vacancies in our senior executive positions on a timely basis could harm our ability to implement our business strategy, which would harm our business and results of operations.

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

A few members of our senior management team have relatively recently joined the company. Additionally, our President of Retail resigned in July 2009, and we are currently recruiting for a Senior Vice President Retail and a Senior Vice President Wholesale to fill this vacancy on the senior management team. As a result, our senior management team has, and will continue to have, limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. Our success also depends on our ability to continue to attract, manage and retain other qualified senior management members as we grow.

Our planned expansion of our boutique operations will result in increased expenses with no guarantee of increased earnings. In addition, we may close boutiques that are not profitable or incur other costs, which could cause our results of operations to suffer.

We opened a total of 45 new boutiques in 2008. To date, we have opened approximately 27 new boutiques and 3 outlet stores in 2009, and we plan to open approximately 2 new boutiques in the remainder of 2009. We expect our total capital expenditures associated with opening our new boutiques to be approximately $14.0 million in 2009. However, we may not be able to attain our target number of new boutique openings, and any of the new boutiques that we open may not be profitable, either of which could cause our financial results to suffer. Our ability to expand by opening new boutiques will depend in part on the following factors:

•	the availability of attractive boutique locations;

•	our ability to negotiate favorable lease terms;

•	our ability to identify customer demand in different geographic areas;

•	general economic conditions; and

•	the availability of sufficient funds for expansion.

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

Beginning on July 17, 2009, three purported stockholder class actions were filed in the United States District Court for the Northern District of California against us, certain of our current and former officers and directors and the underwriters for our initial public offering and March 2007 secondary offering. On October 15, 2009, the court consolidated the three cases into the first-filed case (C-09-03268 PJH) and appointed Westmoreland County Retirement System and Vincent J. Takas as lead plaintiffs and their counsel as lead plaintiffs’ counsel. The original complaint filed by Westmoreland purports to be brought on behalf of persons who purchased our stock on the open market between September 28, 2006 and October 31, 2008 and persons who purchased our stock pursuant to our initial public offering and March 2007 registration statements and prospectuses. The original complaint alleges that we and our officer-defendants made false or misleading statements about our business and prospects in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The original complaint also alleges that all defendants made false or misleading statements in the registration statements and prospectuses pertaining to our initial public offering and March 2007 secondary offering, in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The original complaint seeks compensatory damages, attorneys’ fees and costs and such other relief as the court may deem proper. Lead plaintiffs will file a consolidated amended complaint and defendants will file motions to dismiss that complaint.

In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of the pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

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

In accordance with the Federal Food, Drug and Cosmetic Act (“FDCA”) and the Food and Drug Administration (“FDA”) regulations, our products may not be sold if they are deemed to be adulterated or misbranded. Our third party manufacturers may deviate from good manufacturing practices or, through their action or inaction, otherwise render our products misbranded. Labeling and claims made for products must follow specific requirements to avoid being deemed misbranded. The FDA may inspect our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with the FDCA. Certain claims may subject our products to being deemed an illegal new drug. Some of our competitors may currently be making these claims at their own risk. We have limited control over the FDA compliance of our third-party manufacturers. A history of past compliance is not a guarantee that future FDA regulatory manufacturing requirements will not mandate other compliance steps with associated expense.

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

We distribute products to our domestic channels from our facility in Obetz, Ohio. Approximately 88% of our net sales for the year ended December 28, 2008 and approximately 84% of our net sales for the nine months ended September 27, 2009 were derived from these sales channels. We currently distribute products primarily in support of our international business from our facility in Hayward, California. Approximately 12% of our net sales for the year ended December 28, 2008 and approximately 13% of our net sales for the nine months ended September 27, 2009 were derived from these sales channels. A natural disaster or other catastrophic event, such as a fire, flood, severe storm, break-in, terrorist attack or other comparable event could cause interruptions or delays in our business and loss of inventory and could render us unable to accept or fulfill customer orders in a timely manner, or at all. Hayward, California is located on a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of our distribution facility. The impact of any of these natural disasters or other catastrophic events on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan, and we do not have a final plan currently in place. In addition, our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, fire, natural disaster or other catastrophic event were to destroy a significant part of either facility or interrupt our operations for an extended period of time, our net sales would be reduced and our results of operations would be harmed.

Our quarterly results of operations may fluctuate due to the timing of customer orders, the number of QVC appearances we make, new boutique openings, as well as limited seasonality and other factors.

We may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including the timing of orders from our premium wholesale customers, the timing and number of our appearances on QVC, the timing of new boutique openings, seasonality and other factors, including economic conditions. We make sales to our premium wholesale customers on a purchase order basis, and we receive new orders when and as these customers need replenishment product. As a result, their orders typically are not evenly distributed through the course of the year. In addition, our sales to QVC are largely dependent on the timing and number of our on-air appearances, with our greatest sales generated through appearances where our products are featured as “Today’s Special Value” or “TSV.” As such, we expect our quarterly results to continue to fluctuate based on the number of shows in a quarter and whether a particular quarter includes a TSV or not.

We opened a total of 45 new boutiques in 2008. To date, we have opened approximately 27 new boutiques and 3 outlet stores in 2009, and we plan to open approximately 2 new boutiques in the remainder of 2009. The timing of these boutique openings will impact both our net sales and our selling, general and administrative expenses. For example, if we were to open a number of new boutiques at the end of a quarter, our results of operations for that quarter would include limited net sales from the new boutiques but substantially all of the pre-opening expenses associated with such boutiques.

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

We were required to furnish a report by our management on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 in connection with the Annual Report on Form 10-K for the years ended December 28, 2008 and December 30, 2007. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

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

Our consolidated long-term indebtedness as of September 27, 2009 was $230.7 million. As of September 27, 2009, we may borrow up to an additional $24.3 million under our revolving credit facility, subject to compliance with a maximum leverage ratio covenant.

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

As of September 27, 2009, we had $230.7 million of consolidated indebtedness that was subject to variable interest rates. Interest rates in the U.S. recently have been near historic lows, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. We may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $230.7 million of variable interest rate indebtedness outstanding as of September 27, 2009, a hypothetical 1% increase or decrease in interest rates would result in a change of approximately $2.3 million to our annual interest expense.

Our products may cause unexpected and undesirable side effects that could limit their use, require their removal from the market or prevent further development. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be.

Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in our recall or discontinuance of sales of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses of commercializing new products. In addition, consumers or industry analysts may assert claims that our products are not as effective as we claim them to be. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales. We are particularly susceptible to these risks because our marketing campaign heavily relies on the assertion that our products are “pure,” “healthy” and ideal for women who have skin conditions that can be exacerbated by traditional cosmetics.

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

We currently own only one patent on our products. If we are unable to protect our intellectual property rights, our ability to compete could be harmed.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include the registered trademarks, “bareMinerals,” “Buxom,” “md formulations,” “Bare Escentuals” and “RareMinerals,” among others, copyrights in our infomercial broadcasts and website content rights to our domain names bareescentuals.com, bareminerals.com and mdformulations.com and trade secrets and know-how with respect to product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers, and others to protect our proprietary rights. We have received patent protection on only one of our products, though we have licenses for the proprietary formulations and ingredients used in some of our md formulations and RareMinerals products. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

Other parties may infringe on our intellectual property rights and may dilute our brands in the marketplace. Any such infringement or dilution of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. For example, we have sued Intelligent Beauty LLC over false advertising and trademark infringement arising from its marketing of “Raw Minerals” brand products. We have incurred and expect to incur significant legal fees and other expenses in pursuing this claim. We believe the competing marks infringe our trademark rights and create confusion in the marketplace and that false advertising harms our reputation. If we receive an adverse judgment in this matter or in any other cases we may bring in the future to protect our intellectual property rights, we may suffer further dilution of our trademarks and other rights, which could harm our ability to compete as well as our business, prospects, financial condition and results of operations.

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

Our MD Formulations, Inc. subsidiary acquired rights to the md formulations trademarks and some of our md formulations product rights from a large specialty pharmaceutical company in 1999. For some time we have sold, and we currently sell our md formulations products in sales channels that arguably exceed the permitted field of use specified in the purchase agreement. The agreement provides for the sale to MD Formulations of md formulations product rights for use in a field of use defined as the research, development, manufacture, marketing and sale of alpha hydroxy acid, or AHA, skin care products to “skin care aestheticians” worldwide and to physicians outside of the United States. Over the past several years, we have sold md formulations products in our premium wholesale channels, through our own boutiques, on our mdformulations.com website, to spas and salons and to international distributors. The party from which we purchased the md formulations product rights is aware of our sales in these channels and has not requested that we discontinue sales in these channels, although it has to date refused our requests to expand the permitted field of use to explicitly cover all of these sales. However, if it were to challenge our rights to sell md formulations products in these distribution channels, we could be required to engage in litigation or negotiation with the objective of obtaining these rights. Any such litigation would cause us to incur substantial expenses and, if we were unsuccessful, could cause us to lose the right to sell our products in one or more of our existing distribution channels or to pay damages, either of which could significantly harm our business, prospects, financial condition and results of operations.

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

Our marketing campaigns and media spending might not result in increased net sales or generate the levels of product and brand name awareness we desire, and we might not be able to increase our net sales at the same rate as we increase our advertising and marketing expenditures.

Our future growth and profitability will depend in part on the effectiveness and efficiency of our marketing campaigns and media spending, including our ability to:

•	create greater awareness of our products and brand name;

•	determine the appropriate creative message and media mix for future expenditures; and

•	effectively manage advertising costs, including creative and media costs, to maintain acceptable costs per sale and operating margins.

Recently, we allocated more of our media spending on marketing campaigns targeted at the North America Retail segment and integrated both traditional and non-traditional marketing efforts. There can be no assurance that these marketing campaigns will result in increased net sales or increased product or brand awareness.

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

Our common stock has only been publicly traded since September 29, 2006, and we expect that the price of our common stock will continue to fluctuate substantially. From our initial public offering through September 27, 2009, the trading price of our common stock has ranged from a low of $2.45 to a high of $43.22. Many factors could cause the market price of our common stock to rise and fall, including the following:

•	introductions of new products, media or marketing campaigns or new pricing policies by us or by our competitors;

•	the gain or loss of significant customers or product orders;

•	actual or anticipated variations in our quarterly results;

•	the announcement of acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the level and quality of securities research analyst coverage for our common stock;

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

At times, we provide public guidance on our expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

Our current principal stockholders have significant influence over us, and they could delay, deter, or prevent a change of control or other business combination or otherwise cause us to take action that advances their best interests and not necessarily those of other stockholders.

As of August 4, 2009, affiliates of Berkshire Partners LLC beneficially owned approximately 15.6% of our outstanding common stock. In addition, two of our directors are affiliated with Berkshire Partners LLC. As a result, these stockholders have significant influence over our potential decisions to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. In addition, the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

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

We are also subject to provisions of Delaware law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the stockholder becomes a 15% stockholder, subject to specified exceptions. Together, these provisions of our amended and restated certificate of incorporation and amended and restated bylaws and of Delaware law could make the removal of management more difficult and may discourage transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to all purchases by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of shares of our common stock during the third quarter of fiscal 2009.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
June 29, 2009 – July 28, 2009	37,500	$0.001	—	—
July 29, 2009 – August 28, 2009	—	—	—	—
August 29, 2009 – September 27, 2009	—	—	—	—

Total	37,500		—	—

(1)	Reflects the repurchase at par value of unvested restricted stock forfeited under our 2006 Equity Incentive Plan during the third quarter of fiscal 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The following documents are incorporated by reference or filed herewith as Exhibits to this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.3(3)*	Separation and Release Agreement between Bare Escentuals Beauty, Inc., a wholly owned subsidiary of the Registrant, and Michael Dadario dated July 20, 2009.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2006 filed on November 15, 2006.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2009 filed on August 6, 2009.
*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.

Date: November 5, 2009	By:	/s/ LESLIE A. BLODGETT
Leslie A. Blodgett
Chief Executive Officer and Director

	By:	/s/ MYLES B. MCCORMICK
Myles B. McCormick
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.3(3)*	Separation and Release Agreement between Bare Escentuals Beauty, Inc., a wholly owned subsidiary of the Registrant, and Michael Dadario dated July 20, 2009.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2006 filed on November 15, 2006.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2009 filed on August 6, 2009.
*	Indicates management contract or compensatory plan or arrangement