Form 10-K
period 2010-01-03
BARE ESCENTUALS INC
filed 2010-02-25
CIK 1295557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2009, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $565.3 million based on the closing sale price as reported on the Nasdaq Global Select Market.

There were 92,054,301 shares of the registrant’s common stock issued and outstanding as of the close of business on February 12, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by words such as “anticipate,” “expect,” “believe,” “plan,” “intend,” “predict,” “will,” “may” and similar terms. The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding our planned merger with Shiseido Company, Limited; our plans to grow our business by expanding product offerings and developing new brands or brand extensions; our planned opening of new boutiques; our plans to enhance our information technology systems and make other investments in corporate infrastructure; our intention to invest strategically in areas of our business and the potential for those investments to create long-term value; our expectations for future revenue, margins, expenses, operating results, inventory levels and capital expenditures; our anticipated working capital needs and the adequacy of our capital resources; and our possible acquisition of, or investment in, complementary businesses or products. Such forward-looking statements are based on current expectations, estimates and projections about our industry, as well as our management’s beliefs and assumptions. Forward-looking statements, by their nature, involve risks and uncertainties and are not guarantees of future performance. Our actual results may differ materially from the results discussed in the forward-looking statements due to a variety of factors including, but not limited to, those discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K. The discussion throughout this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplemental Data” of this Form 10-K. Unless required by law, we undertake no obligation to update any forward-looking statements, whether as result of new information, future events or otherwise.

BARE ESCENTUALS, INC.

2009 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

Bare Escentuals, Inc. is one of the leading prestige cosmetic companies in the United States and an innovator in mineral-based cosmetics. We develop, market and sell branded cosmetics and skin care products primarily under our bareMinerals, RareMinerals, Buxom and md formulations brands worldwide. We believe our bareMinerals cosmetics, particularly our core foundation products, offer a highly differentiated, healthy and lightweight alternative to conventional liquid- or cream-based cosmetics while providing light to maximum coverage for all skin types. As such, we believe our foundation products have broad appeal to women of all ages, including women who did not previously wear foundation before using bareMinerals. We utilize a distinctive marketing strategy and a multi-channel distribution model utilizing traditional retail distribution channels consisting of premium wholesale, including Sephora, Ulta and select department stores; company-owned boutiques; and spas and salons; as well as direct to consumer distribution channels consisting of home shopping television on QVC; infomercials; and online shopping. The Company also sells products internationally in the United Kingdom, Japan, France, Germany and Canada, as well as in certain smaller international markets via distributors. This model has enabled us to increase our brand awareness, consumer loyalty and market share and achieve favorable operating margins. From 2005 through 2009, we increased net sales approximately 21.1% on a compound annual basis, and during the fiscal year ended January 3, 2010, our operating income was 28.5% of net sales.

Our bareMinerals-branded products include our core foundation products and a variety of eye, cheek, lip and face products such as blushes, all-over-face colors, finishing powders, liner shadows, eyeshadows, glimmers and lipsticks. Our bareMinerals products are made primarily from finely milled minerals and do not contain any of the chemical additives commonly found in liquid, cream and pressed cosmetics, such as preservatives, oil, fragrances, talc, waxes, binders and other potential skin irritants. We design our products to provide women with the look and feel of “bare” skin while effectively concealing skin imperfections such as blemishes, rosacea and acne that can be exacerbated by traditional cosmetics. We believe that bareMinerals appeals to women who prefer a more natural look relative to traditional foundation or who simply prefer products with a natural formulation. In addition to our bareMinerals products, we offer a broad range of other cosmetics and accessories, including facial-prep products, lip-glosses, lip liners, mascaras under our Buxom brand name and application tools and brushes. Additionally, we sell a mineral-based skin care line utilizing patent-pending mineral extraction technology under our RareMinerals brand. We also offer a wide range of professional skin care products under the md formulations brand.

A core element of our success is our distinctive marketing strategy and multi-channel distribution model. We focus on educating consumers about the unique benefits of our products, developing intimate relationships with those consumers and capitalizing on our multi-channel distribution strategy to effectively reach and engage those consumers. We believe educational media such as home shopping television and infomercials are effective at informing consumers about the innovative product formulation, application technique and resulting benefits of our products. We also believe that our company-owned boutiques enhance the authenticity of our brand and provide a personal environment in which we offer our broadest product assortment and provide one-on-one consumer consultations and product demonstrations. At the same time, our physical presence at specialty beauty retailers such as Sephora and Ulta, as well as at certain department stores, has helped to further strengthen our brand image and provide additional points of contact to educate consumers about our products. Moreover, we believe that this model allows us to:

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

As of January 3, 2010, our domestic points of distribution included approximately 868 retail locations consisting of specialty beauty retailers Sephora and Ulta, as well as certain department stores, 123 open company-owned boutiques and 3 outlet stores, as well as direct-response television such as our infomercials and home shopping television. Our products are also sold in approximately 1,470 domestic spa and salon locations and online at www.bareescentuals.com. We also sell products internationally in the United Kingdom, Japan, France, Germany and Canada, as well as in certain smaller international markets via distributors.

Company History

The Bare Escentuals brand dates back to the opening of our first boutique in 1976. The Company was originally incorporated in Delaware on March 9, 2004 under the name STB Beauty, Inc. On February 24, 2006, the Company changed its name to Bare Escentuals, Inc. The Company was incorporated in order to acquire, through its wholly-owned subsidiary, STB Beauty Acquisition, Inc., 100% of the outstanding capital stock of MD Beauty, Inc. in a merger and recapitalization transaction (the “June 2004 Recapitalization”). Contemporaneous with the June 2004 Recapitalization, on June 10, 2004, STB Beauty Acquisition, Inc. was merged with and into MD Beauty, with MD Beauty being the surviving corporation operating as a wholly-owned subsidiary of Bare Escentuals, Inc.

In June 2004, we completed the June 2004 Recapitalization, in which affiliates of Berkshire Partners LLC, a Boston-based private investment firm, JH Partners, LLC, a San Francisco-based private equity firm, and members of our management acquired a majority controlling interest in our company. In the transaction, we incurred approximately $100.0 million of new indebtedness, raised approximately $87.5 million of new equity financing and used approximately $169.6 million to repurchase outstanding shares of capital stock and fully vested options. Stockholders who controlled a majority voting interest in our predecessor prior to the June 2004 Recapitalization retained shared control of our outstanding capital stock immediately following the June 2004 Recapitalization.

In February 2005, we incurred approximately $224.5 million of new indebtedness, repaid a total of approximately $92.6 million of existing debt and paid a special dividend to stockholders of approximately $122.4 million. In October 2005, we incurred approximately $187.5 million of new indebtedness and paid a special dividend to stockholders of approximately $183.5 million. In June 2006, we incurred approximately $331.6 million of new indebtedness and paid a special dividend to stockholders of approximately $340.4 million. We refer to each of these transactions as our February 2005 Recapitalization, October 2005 Recapitalization and June 2006 Recapitalization, respectively.

We completed our initial public offering of common stock on October 4, 2006, in which we raised net proceeds of approximately $373.8 million. We used these proceeds to repay outstanding indebtedness and to buy out the management agreements with Berkshire Partners LLC and JH Partners, LLC.

On April 3, 2007, we completed our acquisition of United Kingdom-based Cosmeceuticals Limited (“Cosmeceuticals”), which distributes Bare Escentuals’ products to spas and salons, QVC UK and certain department stores in the United Kingdom and Ireland. The acquired entity has been renamed Bare Escentuals UK Limited. The Company’s primary reason for the acquisition was to reacquire its distribution rights and to expand its market share. The consideration for the purchase was cash of approximately $23.1 million, comprised of approximately $22.4 million in cash consideration and approximately $0.7 million of transaction costs. Our consolidated financial statements include the operating results of the business acquired from the date of acquisition.

One of our key objectives is the further expansion of our business internationally and, as a consequence, the operating results that we review to make decisions about resource allocations and to assess performance have changed to be more geographically focused. In the fourth quarter of fiscal 2008, we re-evaluated how we internally review our business performance and, in turn, changed our operating segments. Our three segments include North America Retail, North America Direct to Consumer and International. As a result, historical segment financial information presented and the discussions contained in this Annual Report on Form 10-K have been revised to reflect these new operating segments. Financial information for each of our last three fiscal years for each of these business segments is contained in Note 20 “Segment and Geographic Information” of our Notes to Consolidated Financial Statements.

Potential Merger with Shiseido Company, Limited

On January 14, 2010, Bare Escentuals, Inc. (the “Company”), Shiseido Company, Limited, a Japanese corporation (“Shiseido”), and Blush Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Shiseido (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Purchaser agreed to commence a tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock, par value $0.001 per share, at a price of $18.20 per share, net to the holder thereof in cash.

The Offer was commenced by Purchaser on January 25, 2010 and will remain open until 12:00 midnight, Eastern Time, on March 8, 2010, subject to periods of extension through May 31, 2010 if the conditions to the Offer have not been satisfied at the end of the Offer period (subject to the parties’ termination rights under the Merger Agreement). Purchaser’s obligation to accept for payment and pay for all shares tendered is subject to a number of conditions, including: (i) at least a majority of the shares then outstanding, on a fully diluted basis, having been validly tendered in (and not withdrawn from) the Offer, (ii) the continued employment of Leslie Blodgett as the Company’s Chief Executive Officer and her ability to fulfill her duties in such capacity, (iii) the receipt of required regulatory approvals, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iv) the absence of a material adverse effect on the Company, (v) the continuation of the Ancillary Agreements (as defined in the Merger Agreement) entered into in connection with the Merger Agreement, including the Stockholders Support Agreement and Contribution Agreement described below and (vi) other customary conditions. The completion of the Offer is not contingent upon the receipt of financing by Shiseido or Purchaser.

In connection with and as a condition to the Offer, Leslie Blodgett has entered into a Contribution Agreement. Subject to the terms and conditions of the Contribution Agreement, Ms. Blodgett has agreed, among other things, (i) that immediately following the consummation of the Offer, a trust affiliated with Ms. Blodgett will contribute all of the shares beneficially owned by it to an indirect wholly-owned subsidiary of Shiseido in exchange for cash and an indirect ownership interest in the Company and (ii) if required, to vote her shares in favor of adoption of the Merger Agreement. Each share owned by Ms. Blodgett will be converted into the right to receive $18.20 in cash pursuant to the Merger. The Contribution Agreement will terminate upon the earlier to occur of the termination of the Merger Agreement and the effective date of the Merger. In addition, in connection with and as a condition to the Offer, Berkshire Partners LLC and certain of its affiliated funds (each, a “Berkshire Investor,” and collectively, the “Berkshire Investors”) have entered into a Stockholders Support Agreement. Subject to the terms and conditions of the Stockholders Support Agreement, each Berkshire Investor has agreed (i) to tender all of its beneficially owned shares in the Offer and (ii) if required, to vote all of its beneficially owned shares in favor of the adoption of the Merger Agreement. The Stockholders Support Agreement will terminate upon the earlier to occur of the termination of the Merger Agreement and the effective date of the Merger.

Following the consummation of the Offer and contribution of shares by Ms. Blodgett’s affiliated trust as described above, subject to customary conditions (including receipt of the requisite approval of our stockholders, if required under applicable law), Purchaser will be merged with and into the Company (the “Merger”), with the

Company as the surviving corporation. In the Merger, each outstanding share (other than shares with respect to which appraisal rights are properly exercised) will be converted into the right to receive $18.20 in cash. The parties have agreed that if, following completion of the Offer, Purchaser owns at least 90% of the then outstanding shares, the Merger will be completed without a meeting of our stockholders pursuant to Delaware’s “short form” merger statute. In furtherance thereof, Purchaser may, but is not required to, provide for a “subsequent offering period” in accordance with applicable law following the consummation of the Offer in order to seek additional shares to facilitate the consummation of the Merger using such short form merger procedures.

The Merger Agreement contains customary representations, warranties and covenants of the parties. Under the terms of the Merger Agreement, we have also agreed to certain covenants prohibiting us from soliciting, or providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that are, or may reasonably be expected to become, a Superior Proposal (as defined in the Merger Agreement). The Merger Agreement contains customary termination rights of the Company and Shiseido, including our right to terminate the Merger Agreement in order to accept a Superior Proposal. Upon termination of the Merger Agreement under specified circumstances, we would be required to pay Shiseido a termination fee of approximately $43.5 million.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and the Recommendation Statement on Schedule 14D-9 filed with the U.S. Securities and Exchange Commission (“SEC”) by the Company on January 25, 2010, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

Factual disclosures about the Company contained in this Annual Report on Form 10-K or in our other public reports filed with the SEC may supplement, update or modify the factual disclosures about the Company contained in the Merger Agreement. The representations, warranties and covenants made in the Merger Agreement by the Company, Shiseido and Purchaser were qualified and subject to important limitations agreed to by the Company, Shiseido and Purchaser in connection with negotiating the terms of the Merger Agreement. In particular, the representations and warranties were negotiated with the principal purposes of establishing the circumstances in which Shiseido or Purchaser may have the right not to close the Merger if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocating risk between the parties to the Merger Agreement, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC and in some cases were qualified by disclosures that were made by each party to the other, which disclosures were not reflected in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties, which do not purport to be accurate as of the date of this Annual Report on Form 10-K, may have changed since the date of the Merger Agreement and subsequent developments or new information qualifying a representation or warranty may have been included in this Annual Report on Form 10-K.

Brands and Products

Cosmetics Brands

bareMinerals. Our bareMinerals branded products include our core foundation products and a wide variety of eye, cheek and face products such as blushes, all-over-face colors, finishing powders, liner shadows, eyeshadows and glimmers. All of our bareMinerals-branded eye, cheek and face products are made primarily from finely milled minerals and do not contain any of the chemical additives commonly found in liquid, cream and pressed cosmetics, such as preservatives, oil, fragrances, talc, waxes, binders and other potential skin irritants. We believe the efficacy of our products, as well as their positioning as a healthy and natural alternative to conventional cosmetics, appeals to a broad range of women who prefer a more natural look and feel, have skin conditions such as allergies, rosacea or acne that can be exacerbated by traditional cosmetics, or who simply prefer products with a natural formulation.

Buxom. Our Buxom branded cosmetics and products include a broad assortment of fashionable color cosmetics and accessories including prep-products, lipsticks, lip glosses, lip liners and mascaras.

Our cosmetics products, which consist of the bareMinerals and Buxom brands, comprised approximately 95.8%, 92.8% and 93.8% of our net sales for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. Our bareMinerals foundation products comprised approximately 43.3%, 43.8% and 46.0% of our net sales for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 respectively.

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

Merchandising and Product Packaging

Our product formulations and branding are consistent across our distribution channels. However, we tailor product offerings to our distribution channels by creating unique and differentiated “kits” or assortments of products which we believe help us to:

•	introduce new consumers to our brand;

•	create specialized offerings for our channel partners;

•	merchandise products according to channel demographics;

•	increase the average consumer purchase;

•	generate and renew excitement among our consumers; and

•	reinforce our brand.

For example, our introductory complexion kit, which we market across all distribution channels, includes an assortment of our core products, including bareMinerals foundation, Mineral Veil finishing powder, Warmth all-over face color, application brushes and an instructional video. We also offer promotional kits which are typically “themed” to address specific end uses, targeted consumer segments or seasonal offerings. In addition, we produce limited quantities of many of our kits, which we believe helps to generate excitement among consumers due to product scarcity.

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

We use infomercials and home shopping television to develop brand awareness and educate consumers on product differentiation, proper application and resulting benefits. We believe this increased brand awareness drives consumers to shop in our company-owned boutiques and other retail distribution points where we are able to sell a broader assortment of our products and can interact with consumers on a one-on-one basis. In turn, we believe that our physical presence at specialty beauty retailers, such as Sephora and Ulta, as well as certain department stores, further enhances our brand image and validates the premium positioning of our products.

Our distribution channels are organized within three strategic segments as follows:

•	Our North America Retail segment includes the United States and Canada and consists of our company-owned boutiques and outlet stores; premium wholesale and spas and salons.

•	Our North America Direct to Consumer segment includes infomercials, home shopping television in the United States and Canada and online shopping.

•	Our International segment includes premium wholesale, spas and salons, home shopping television, infomercial, company-owned boutiques and international distributors outside of North America.

Certain financial information regarding our segments, geographic areas and export sales is set forth in Note 20 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

North America Retail

Net sales from our North America Retail segment accounted for 62.1% of total net sales for the fiscal year ended January 3, 2010. This segment targets a consumer who may be less inclined to shop at home and we believe provides an inviting venue for consumers to experience the products first-hand and discuss product features and benefits with experienced sales personnel.

We believe that Company-owned boutiques reinforce our brand image, generate strong sales productivity and can be readily adapted to different location requirements. Our boutiques typically offer our broadest assortment of products, including our bareMinerals and Buxom cosmetics, our RareMinerals products and md formulations products.

We believe that premium wholesale enables us to provide additional points of contact to educate consumers about our products, expand our traditional retail location penetration with limited capital investment, and further strengthen our brand image. As of January 3, 2010, our products were distributed in a total of approximately 868 North American premium wholesale locations, which include Ulta, Sephora, Nordstrom, Macy’s, Sephora inside JC Penney and Bloomingdales, as well as select locations in Shoppers Drug Mart in Canada.

Spas and salons provide an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the skin and complexion benefits that our bareMinerals, RareMinerals and md formulations products provide. As of January 3, 2010, our products were offered in approximately 1,470 spa and salon locations in the United States.

North America Direct To Consumer

Net sales from our North America Direct to Consumer segment accounted for 24.9% of total net sales for the fiscal year ended January 3, 2010. This segment targets a consumer who may be more inclined to shop at home via the telephone through our infomercial and home shopping television channels or via the internet.

We believe that infomercials create broad brand awareness, communicate the unique properties of mineral-based cosmetics and educate the consumer regarding proper application techniques. Since we first launched our long-form infomercial in 2002, this distribution channel has served as one of our primary marketing mediums as well as a profitable sales and consumer acquisition distribution channel. Our infomercials reach a large and diverse array of consumers through airings on cable and network television. Our long-form infomercial program regularly appears on cable networks such as TV Guide Channel, The Food Network, TLC, Lifetime Television Networks, tru TV, CNBC, Travel and Women’s Entertainment (WE) and many other smaller cable networks and local stations.

We work primarily with one independent media agency to develop a media strategy and acquire desired time slots. We seek to achieve maximum media effectiveness through, among other techniques, regular performance evaluations of program airings, ongoing development of new infomercial content, management of local and national media mix and reviews of television station performance.

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

QVC Agreement. In December 1998, we entered into an agreement with QVC, Inc., under which we granted to QVC the exclusive right to promote, advertise, market, sell and distribute our products in all distribution channels in the United States other than our company-owned boutiques and prestige retail channels. For purposes of the QVC agreement, prestige retail channels means traditional department stores and specialty stores, specialty boutiques and beauty salons, but excludes all other retail channels of distribution, including discount stores, drug stores, warehouse stores, superstores and retail outlet stores. In September 2006, we entered into an amendment to our agreement with QVC that gives us the right to enter into additional distribution channels. Under the amendment, we may promote, advertise, market and sell our products on our websites, and through advertising, catalogs, direct mail promotions and telephone numbers listed in our websites, catalogs and direct mail promotions, so long as we pay QVC a specified royalty on net sales of our products in these channels, which we refer to as Company Direct Marketing Media. Internet sales in the United States of products offered in the same configuration as on our infomercials bear a lower royalty rate than other net sales made through Company Direct Marketing Media. The amendment also states that we may sell our products through the catalogs, direct mail promotions and websites of our prestige retail customers, again subject to payment of a specified royalty on these catalog, direct mail and website sales, which we refer to as Prestige Retail Direct Marketing Media. Our agreement prohibits us from selling products through retail channels not considered “prestige,” such as discount stores, warehouse stores and superstores and their associated websites. Under the amended agreement, we also have the right to promote and sell our products through infomercials, so long as we give QVC thirty days to match any bona fide third-party offer for infomercial rights in the United States.

If we develop a new product line that is not competitive with any of our products being offered by QVC, then QVC has the right of first refusal to promote the new product line on the same terms and conditions as our other products under the agreement with QVC. Under that agreement, we may maintain a list of consumers who purchase products in our boutiques, by means of Company Direct Marketing Media and infomercials. We have agreed that during the term of the agreement with QVC we will not promote, advertise, market or sell products to consumers on this list other than through our boutiques, Company Direct Marketing Media or infomercials and related telephone numbers and websites, nor rent, sell or otherwise make use of this list in a manner not expressly permitted by the agreement with QVC.

Under the agreement, QVC issues an order for product that it holds on consignment and then issues us a report that shows all sales to its customers. The agreement had an initial term of one year and provides for automatic renewal for successive one-year periods unless either party notifies the other at least thirty days prior to the end of any term and QVC’s net sales of our products are less than a minimum amount, subject to QVC’s right to cure by paying us additional amounts to make up shortfalls. Since the first year of the QVC agreement, QVC’s net sales of our products have been substantially in excess of the minimum amounts. In addition, either party may terminate the agreement upon the other party’s material breach, subject to notice and an opportunity to cure. If we terminate the agreement upon QVC’s material breach, then QVC may continue to sell our products on a non-exclusive basis for a period of 36 months following such termination.

We are required to make our spokesperson available for at least eight appearances on QVC each year. Leslie Blodgett, our Chief Executive Officer, currently serves as our spokesperson for QVC, but we and QVC may mutually agree to replace Ms. Blodgett as our spokesperson.

We also offer our products through various online venues. We sell products directly through our own website, www.bareescentuals.com, and also via our premium wholesale customer websites. In addition to allowing consumers to purchase a broad range of our products, our websites also educate consumers as to the benefits of, and proper usage and application techniques for, each product offered.

International

Net sales from our International segment accounted for approximately 13.0% of total net sales for the fiscal year ended January 3, 2010. Given the size of the international market for cosmetics and skin care, a key part of our strategy includes expanding our business globally.

Similar to our strategy in the United States, we are building brand awareness through media channels such as infomercial and home shopping television in key international markets. We have partnered with a third party to build our infomercial business in Japan. We currently have an international home shopping television presence and appear on QVC in Japan, the United Kingdom and Germany. We have granted QVC the exclusive right to promote, advertise, market and sell our products in Japan, Germany and the United Kingdom, subject to our rights to promote, advertise, market and sell our products in the same distribution channels available to us in the United States. We may terminate QVC’s exclusive rights in Japan, Germany or the United Kingdom if our on-air minutes on QVC in any such country for a given calendar year falls below a specified minimum number of minutes for such country. We are required to pay QVC specified royalties on net sales pursuant to Company Direct Marketing Media in Japan, Germany and the United Kingdom other than internet sales of products offered in the same configuration as on our infomercials on which we are not required to pay a royalty. We are not required to pay a royalty on net sales in Japan, Germany or the United Kingdom pursuant to Prestige Retail Direct Marketing Media, and QVC does not have a right of first refusal with respect to infomercials in these markets.

At the same time, we are growing our global presence at physical locations through our relationship with Sephora, expansion in department store locations and the opening of our first company-owned boutique in the United Kingdom. Currently, we have a presence in approximately 536 international Sephora locations primarily in France, Spain, Italy and Dubai, as well as 70 department stores, primarily in the United Kingdom and Ireland.

At the end of fiscal 2009, our products were offered at approximately 1,900 spas and salons in the United Kingdom.

We also sell both our bareMinerals and md formulations products in certain smaller international markets primarily through a network of third-party distributors. We have reduced our base of international distributors in order to devote additional resources to countries with significant cosmetics markets.

The success of our International segment is subject to the risk described in the risk factors entitled “Our future success depends on our ability to continue to grow our international business” and “We are subject to risks related to our international operations” which are included in Part I, Item 1A—Risk Factors of this Annual Report on Form 10K.

Certain financial information regarding our segments, geographic areas and export sales is set forth in Note 20 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Marketing and Promotion

We have an innovative, media-driven marketing strategy which focuses on educating consumers about the benefits of our products, developing intimate relationships with those consumers and leveraging our multi-channel distribution approach to effectively reach and engage those consumers.

We employ the following marketing techniques:

Educational Media. Our primary method of building brand awareness is through educational media including both our infomercial programs and home shopping television. In addition to being profitable consumer acquisition channels, these sales channels provide an opportunity for us to communicate the benefits of our products to a broad audience, as well as build brand awareness.

Consumer Testimonials. We believe that one of the keys to the success of our brands has been testimonials from our consumers regarding the benefits of our products. As opposed to other cosmetics companies that rely on image-based marketing, we have used consumer testimonials, including before and after photos, in our marketing, which allow us to demonstrate both the efficacy of our products and the increased self-confidence that our products have given many women. We believe that consumer testimonials are a particularly powerful component of our educational media marketing.

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

Bare Escentuals Consumer Community. Strong consumer loyalty has resulted in the development of a community of consumers who share a passion for our products and our brand. This community has expressed itself through attendance at events we sponsor, as well as events initiated by individual consumers. In addition, these loyal consumers have established online communities independent of the Company’s efforts. This loyal community of users provides invaluable feedback that we often incorporate into our product development initiatives.

Product Sampling Programs. During fiscal year 2009, we continued to introduce large scale sampling programs to allow consumers to try our product free of charge. We believe there is a gap between awareness and trial of mineral based cosmetics, and sampling programs are a way to help close that gap. Consumer research indicates our existing customer base is extremely loyal, with the majority of them indicating they are likely to remain with our brand. As a result, we intend to use sampling as a vehicle to introduce our products to consumers and hopefully convert them into loyal advocates of our brand.

Experiential. In an attempt to build our community, we continue to develop innovative engagement programs that we believe drive not only improved awareness and trial, but also buzz and local public relations. In addition to periodic “girlfriend parties” in our company-owned boutiques, our bi-annual acquisition campaigns have typically included high-touch activities like roving street teams that pass out samples and mobile boutiques that conduct quickie makeunders on the road. These efforts have allowed us to put certain of our products directly into women’s hands, with the ultimate goal of driving customers back to our various channels with a coupon or other selling device included in the samples that attempts to sell more of our products to these women.

Online. We continue to refine our social media strategy to acquire and retain customers. Facebook, Twitter and YouTube are key properties where we will actively engage with fans to serve up targeted brand messages, offers and news, as well as solicit user-generated content. We are also in the early stages of exploring cut-through applications for Facebook and smart phones to enable more intimate engagement with our customers.

Out-of-Home. Outdoor advertising has allowed our brand to generate significant awareness in breakthrough ways to support our customer acquisition campaigns. This medium is particularly important to us, as it has enabled us to secure broad reach across multiple female demographics (and thus forgo traditional print mediums). Past formats have included both motorist- and pedestrian-targeted vehicles, with multiple messages for customer reinforcement in our city takeovers. We are also testing mobile marketing in our outdoor creative as a call to action for customers to return to counter.

Product Development

We focus a significant portion of our product development efforts on creating new products and improving existing products based on feedback and suggestions from our consumers. Many of these suggestions are the catalyst for new product development, including the introduction of our Matte Foundation, as well as the expansion of our RareMinerals line of skin care products.

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

Sourcing

We use third-party contract manufacturers and suppliers to obtain substantially all raw materials, components and packaging products and to manufacture finished products relating to our bareMinerals, Buxom and md formulations brands. We utilize approximately 30 different product and packaging suppliers from which we source and contract manufacture our products. Suppliers purchase all necessary raw materials, including the minerals used to manufacture our products. BioKool, LLC is the sole supplier of the proprietary ingredient in our Matte foundations and RareMinerals products. Other than the ingredient supplied by BioKool and an ingredient in certain products, we do not believe any of the raw materials used in our products is scarce or that raw materials or lack of suppliers present a potential supply chain risk. Each supplier manufactures products that meet our established guidelines.

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

Fulfillment

We currently lease a 408,000 square foot facility in Obetz, Ohio that services our North American operations including premium wholesale customers, spas and salons, company-owned boutiques, QVC, infomercial and online shopping customers. The facility in Obetz is within two business days of approximately 60% of the U.S. population and we believe that this helps to improve customer service, improve flexibility to offer promotional items and reduce shipping time and costs to our customers.

The Company also operates a 69,000 square foot facility in Hayward, California and a 39,000 square foot distribution facility in Basildon, United Kingdom. Both of these facilities currently support operations outside North America. During 2010, we plan to transfer the distribution of our international business to our Obetz and Basildon facilities and close our Hayward distribution facility.

Information Technology

We use our information systems to manage our wholesale, retail and corporate operations. These management information systems provide business process support and intelligence across our multi-channel operations. Our systems consist of merchandising, wholesale order management, retail point of sale and inventory management and finance and accounting systems.

Our data center is located at an offsite third-party facility with redundant systems for power, HVAC and security, as well as seismic precautions and fire suppression. In addition, this facility has been granted “Essential Facility” status according to applicable building codes, which provides greater assurance that the facility will remain operational during and after a major earthquake, and that tenants will be allowed on-site without the city inspection required of non-essential structures.

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary for manufacturing, marketing, distributing and selling our cosmetics, fragrances and skin care brands. These marks include brand names for products as well as product categories, including: md formulations, bareMinerals, RareMinerals, Buxom, bareVitamins, MD Forte and Mineral Veil. These trademarks are the subject of either registrations or pending applications in the United States or in numerous other countries worldwide where we do business. In general, trademarks are valid as long as they are in use and/or their registrations are properly maintained, and trademark registrations can generally be renewed indefinitely so long as the marks are in use. We consider the protection and enforcement of our trademark rights to be important to our business.

TriStrata Agreement. We hold a license from TriStrata Technology Inc. allowing us to use patented technology regarding glycolic acid in our professional skin care lines. We entered into a license agreement with TriStrata in July 1999. Under the agreement, as amended to date, TriStrata granted us a non-exclusive license of its patent rights for products containing glycolic acids and its salts for the treatment of wrinkles and fine lines, dry skin, in combination with salicylic acid for the treatment of acne and in combination with hydroquinone 2% or less for the treatment of skin pigmentation, and as a skin cleanser, hair conditioner and shampoo. The agreement with TriStrata prohibits us from marketing products using the licensed technology from TriStrata through multi-level or door-to-door channels. We pay TriStrata a royalty, including a minimum annual royalty, on products we sell using its patented technology. TriStrata may terminate the license agreement with us if we fail to pay any amounts required to be paid to them under the license agreement or otherwise breach a provision under the license agreement, subject to prior written notice and an opportunity to cure. TriStrata also may terminate the license in the event of our bankruptcy or insolvency. We may terminate the license agreement on six months prior written notice, after which we can make no further sales of products that incorporate the licensed technology.

Rights to md formulations. Our MD Formulations, Inc. subsidiary acquired rights to the md formulations trademarks and some of our md formulations product rights from a large specialty pharmaceutical company in 1999. We currently sell our md formulations products in sales channels that arguably exceed the permitted field of use specified in the purchase agreement. The agreement provides for the sale to our MD Formulations, Inc. subsidiary of md formulations product rights for use in a field of use defined as the research, development, manufacture, marketing and sale of alpha hydroxy acid, or AHA, skin care products to “skin care aestheticians” worldwide and to physicians outside of the United States. During the past five years we have sold md formulations products in our premium wholesale channels, through our own boutiques, on our mdformulations.com website, to spas and salons and to international distributors. The party from which we purchased the md formulations product rights is aware of our sales in these channels and has not requested that we discontinue sales in these channels, although it has to date refused our requests to extend the license to explicitly cover all of these sales. However, if it were to challenge our rights to sell md formulations products in these distribution channels, we could be required to engage in litigation or negotiation regarding these rights or enter into a commercial arrangement with respect to these rights.

BioKool Agreement. We also hold a license with BioKool, LLC for its patent-pending mineral extraction technology, which we use in our RareMinerals products. In September 2005, we entered into a license and supply agreement with BioKool in contemplation of new product development, pursuant to which we have the exclusive, worldwide right to use its proprietary mineral ingredients in our personal care products. BioKool has agreed to supply all of our requirements for such ingredients. We place orders with BioKool for such ingredients on a purchase order basis and are not required to purchase any minimum quantity. We may cancel or change a purchase order on 30 days notice without incurring any charges. Upon the completion of a successful clinical test during the year ended December 31, 2006, we paid BioKool $1.0 million. We are required to use commercially reasonable efforts to incorporate the licensed ingredients into commercial products. In the year ended December 31, 2006, we launched commercial sales of the products containing the licensed ingredients. The agreement provided us the sole right to renegotiate the required royalties or other compensation within 120 days after the second anniversary of the first commercial launch of a product.

In March 2009, we entered into a new agreement with BioKool for the license rights to its proprietary mineral extraction technology and a limited exclusive right to purchase certain ingredients based on such technology. The license is exclusive to us for a specified period from the date of the agreement in certain defined fields of use and is otherwise non-exclusive for the term of the agreement. However, we have the right to extend the term of the exclusivity in the defined fields of use to the full term of the agreement upon a one-time payment of a specified amount or achievement of a specified level of annual aggregate gross revenues from the sale of licensed products in the defined fields of use. We are required to pay three lump-sum commencement payments over the course of the first year of the term of the agreement. In addition, on a quarterly basis during the term of the agreement, we are required to pay royalties on the annual net revenue resulting from the sale of products containing the licensed ingredients. Such royalties are not subject to any minimum annual amounts. The new agreement has an initial term of 10 years. As a result of the new agreement, the Company’s previous agreement with BioKool was terminated. Either party has the right to terminate the new agreement if the other party fails to perform any material term of the agreement subject to 60 days prior written notice. Upon termination, we may sell any products in our inventory, but may not make any additional products containing the licensed ingredients. BioKool has agreed to indemnify us against any liabilities we incur based upon a claim that the licensed ingredients or the BioKool mineral technology infringes upon any intellectual property rights of others. In addition, we have agreed to indemnify BioKool against any liabilities to the extent based upon claims that the products we develop using the mineral technology infringe upon any intellectual property rights of others or claims alleging misrepresentations regarding the efficacy of our products.

We own numerous copyrights and trade dress rights for our products, product packaging, and catalogs.

Seasonality

While we believe our overall business is generally not subject to significant seasonal fluctuations, we have experienced limited seasonality in our specialty beauty retail and company-owned boutique channels as a result of increased demand for our products in anticipation of and during the holiday season.

Competition

The beauty industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition is generally a function of brand strength, assortment and continuity of merchandise selection, reliable order fulfillment and delivery and the level of brand support and customer support. We compete with a large number of multi-national manufacturers and marketers of beauty products, many of which have significantly greater resources than we do. Many of our competitors also have the ability to develop and market products similar to and competitive with our products. Specifically, we compete with the major makeup and skin care companies which market many brands including Avon, Bobbi Brown, Chanel, Clarins, Clinique, Estée Lauder, L’Oréal, Lancôme, M.A.C., Maybelline, Neutrogena, Shiseido and Smashbox. Most, if not all of these competitors, have recently launched mineral-based makeup. We also compete with several smaller prestige boutique and designer mineral-based cosmetics brands.

We believe that we compete primarily on the basis of product differentiation, sales and marketing strategy and distribution model. In addition to the significant resources we have devoted over time to developing our innovative product formulation and differentiated product concepts, we believe that our expertise within the mineral-based cosmetics category, brand authenticity and loyal consumer base, together with our multi-channel marketing and distribution expertise, provide us with competitive advantages in the market for prestige cosmetics.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration, or the FDA, the Federal Trade Commission, State Attorneys General in the United States, the international regulatory authorities in the countries in which our products are produced or sold. Such regulations principally relate to the safety of our ingredients, proper labeling, advertising, packaging and marketing of our products. For example, in Japan, the Ministry of Health, Labor and Welfare requires our distributor to have an import business license and to register each personal care product imported into Japan. In addition, the sale of cosmetics products is regulated in the European Union member states under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. We believe that we are in substantial compliance with such regulations, as well as with applicable federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment. There are no capital expenditures for environmental control matters either planned in the current year or expected in the near future. However, regulations that are designed to protect consumers or the environment do have an influence on our products.

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

Employees

As of January 3, 2010, we had 2,568 employees, of whom 1,164 were full-time employees and 1,404 were part-time employees. During the fourth quarter of each year, we increase the sales force at our boutiques to meet consumer demand during the peak holiday selling season. Thus, the total number of employees fluctuates with the most changes occurring at the boutique sales level.

None of our employees is represented by a collective bargaining agreement. As of January 3, 2010, there are no pending labor-related legal actions against us filed with any state, federal or foreign agency. We believe our employee relations are good.

Available Information

Our Internet address is http://www.bareescentuals.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The public can read and copy materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

Risks Relating to Our Proposed Merger with Shiseido

The announcement and pendency of our proposed merger with Shiseido could adversely affect our business, financial results and operations.

The announcement and pendency of the tender offer and the merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations. In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger. We could potentially lose customers or suppliers, or customer orders could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources in an effort to complete the merger, which could adversely affect our business and results of operations.

We are subject to prohibitions contained in the merger agreement on soliciting, initiating, knowingly facilitating or knowingly encouraging alternative acquisition proposals. If violated, these restrictions could potentially result in the termination of the merger agreement by Shiseido. We are also subject to restrictions contained in the merger agreement on the conduct of our business prior to the completion of the merger. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities or may otherwise harm our business, financial results and operations.

The failure to complete the tender offer and/or the merger could adversely affect our business and the market price of our common stock and could result in substantial termination and reimbursement costs.

There is no assurance that completion of the tender offer and the merger with Shiseido or any other transaction will occur. Consummation of the tender offer is subject to various conditions, including a minimum condition for the valid tender of outstanding shares, clearances, consents or approvals of governmental authorities, the continuation of certain ancillary agreements entered into in connection with the merger agreement, the continued ability of our Chief Executive Officer to perform her duties in that role and certain other conditions. The closing of the merger is subject to certain closing conditions specified in the merger agreement, including, if required, approval of the merger by a majority of our stockholders.

Failure to complete the tender offer and/or merger could adversely affect the share price of our common stock. We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. In addition, under circumstances defined in the merger agreement, we may be required to pay Shiseido a termination fee of approximately $43.5 million. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

Certain of our directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of our stockholders.

Certain of our directors and executive officers may have interests in the merger that are different from or may be deemed to conflict with those of our stockholders. These interests may include the continued

employment of certain of our executive officers by the combined company and the indemnification of former directors and officers by the combined company. With respect to these directors and executive officers, these interests may also include the treatment in the merger of employment agreements, severance policies, change of control arrangements, restricted shares, restricted stock units, stock options and other rights held by these directors and executive officers.

We are currently subject to class action litigation relating to our proposed merger with Shiseido and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

As more fully described in Item 3, beginning on January 19, 2010, four purported stockholder class actions were filed in the Superior Court for the State of California in the County of San Francisco against us, certain of our current directors and officers, Shiseido and Blush Acquisition Corp. The cases were consolidated on January 29, 2010. The consolidated complaint, filed on February 2, 2010, alleges that (i) our Board of Directors violated fiduciary duties owed to our stockholders by allegedly failing to maximize stockholder value, (ii) we and our Board of Directors breached the duty of candor owed to our stockholders by failing to fully disclose material and accurate information to our stockholders, (iii) that plaintiff and class members will be irreparably harmed unless the transaction is enjoined and (iv) we, Shiseido and Blush aided and abetted our Board of Directors in such breaches. The complaint seeks class certification, preliminary and permanent injunctions, declaratory relief, an accounting of all profits and any special benefits that were obtained as a result of the transaction, unspecified damages, attorneys’ fees and costs.

Other purported class action or derivative complaints may be filed against us. The outcome of the pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A temporary or permanent injunction could delay or prevent completion of the proposed merger and such delay or failure of the transaction could cause the adverse results discussed above. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

Risks Relating to Our Business

Our success is dependent on sales of our mineral-based foundation. A change in consumer preferences for such products could harm our business.

During the fiscal year ended January 3, 2010, approximately 43.3% of our net sales were derived from our sales of foundation products. We are vulnerable to shifting consumer tastes and demands and cannot be certain that our foundation will maintain its popularity and market acceptance. Our growth and future success will depend, in part, upon consumer preferences for our mineral-based foundation products. A decline in consumer demand for our mineral-based foundation would result in decreased net sales of our products and harm our business. Moreover, we are identified as a mineral-based cosmetics company, and it would likely damage our reputation were these products to fall out of favor with consumers.

The recent global economic crisis and continued volatility in global economic conditions and the financial markets has had, and may continue to have, an adverse effect on our industry, business and results of operations.

The recent global economic crisis and the continued volatility and disruption to the capital and credit markets have significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and declines in consumer confidence and economic growth. These conditions have led to decreases in consumer spending across the economy, our industry and our business. Many economists predict that the recession will be prolonged and that conditions may deteriorate further before there is any improvement or even after some improvement has occurred. These conditions have resulted in pricing pressures, and could further lead to additional pricing pressures and reduced consumer spending in the foreseeable future. Reduced consumer spending may cause changes in customer order patterns including order cancellations, and changes in the level of inventory at our customers, which may adversely affect our industry, business and results of operations.

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions, which is a source of capital for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. It is difficult to predict how long the current economic and capital and credit market conditions will continue, the extent to which they will continue to deteriorate and which aspects of our products or business may be adversely affected. However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, we are likely to experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations. Further, even when the global economy improves and the recession ends, there can be no guarantee that such changes in the economy will positively impact our industry of prestige consumer goods, our business or our results of operations.

We do not have long-term purchase commitments from our significant customers, and a decrease or interruption in their business with us would reduce our sales and profitability.

We depend on sales to specialty beauty retailers and QVC, Inc. for a significant portion of our net sales. Sales to Sephora, Ulta and QVC together accounted for an aggregate of approximately 37.7% of our net sales for the fiscal year ended January 3, 2010, with sales to each of these customers accounting for greater than 10% of our net sales for the fiscal year ended January 3, 2010. Our arrangement with QVC does not obligate QVC to make any purchases of our products or to undertake any efforts to promote our products on air or otherwise, and our arrangements with each of Sephora and Ulta are by purchase order and are terminable at will at the option of either party. A substantial decrease or interruption in business from these significant customers could result in inventory write-offs or in the loss of future business and could reduce our liquidity and profitability. In addition, our appearances on QVC enhance our brand awareness and drive sales both on QVC and in our other sales channels. As a result, a decision by QVC to reduce the number of times per year it features our products on air or the type of such appearances would cause a decline in our sales to QVC and could cause sales in our other channels to suffer.

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

In addition to global prestige beauty companies such as Avon Products, Inc., Elizabeth Arden, Inc., The Estée Lauder Companies, Inc., Johnson & Johnson, Inc., L’Oréal Group, Mary Kay, Inc. and The Proctor & Gamble Company launching their own mineral-based makeup brands, a number of smaller companies and mass cosmetics companies have also launched mineral-based makeup lines given that the process for production of mineral-based cosmetics is not subject to patent protection and there is a low barrier to entry into the market for such products. Some of these competitors have significant experience using infomercials to market and sell cosmetics and skin care products and have employed marketing strategies and distribution models similar to ours. If these companies’ products prove successful or if global beauty companies were to significantly increase production and marketing of their mineral-based cosmetics, our net sales could suffer. If, through our marketing efforts, such as our infomercial and foundation sampling initiative, we are unable to successfully differentiate the quality of our mineral-based makeup from our competitors’ products, our ability to acquire new customers will suffer. If consumers prefer our competitors’ products over ours, we would lose market share and our net sales would decline. New products that we develop might not generate sufficient consumer interest and sales to become profitable or to cover the costs of their development.

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

Our future success depends on our ability to continue to grow our international business, which increased from approximately 11.9% of our net sales in fiscal year 2008 to approximately 13.0% of our net sales in fiscal year 2009. In order to successfully grow our international business, we need to develop successful retail and distribution partnerships in each international market in which we operate and effectively translate the appeal of our products within those markets. As other global prestige beauty companies have more experience developing, marketing and selling their products for and to markets outside of the United States, we are competing against well-established brands with sophisticated international operations and significantly greater resources than we have. Achieving growth in our international business will require investment in product development, marketing initiatives, distribution channels, information technology, operating infrastructure and the hiring and training of additional international employees. In addition to the monetary investment required to grow our international business, time and energy spent by our executive team on our international business may distract them from our core domestic business and operations. Our ability to grow our international business involves significant risks and uncertainties. Our efforts to increase sales of our products outside the United States may not be successful and may not achieve higher sales or gross margins or otherwise contribute to profitability.

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

Our ability to succeed depends, to a significant extent, on our ability to grow our business while maintaining profitability. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability has depended in the past and will in the future depend upon a number of factors, including, without limitation:

•	the level of competition in the beauty industry;

•	our ability to continue to execute successfully our strategic initiatives and growth strategy;

•	general economic conditions and consumer confidence,

•	our ability to sell our products effectively through our various distribution channels in volumes sufficient to drive growth and leverage our cost structure and media spending;

•	our ability to improve our products routinely in order to offer new and enhanced consumer benefits and better quality;

•	our ability to maintain efficient, timely and cost-effective production and delivery of our products;

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

Our growth has placed, and will continue to place, a strain on our management team, information systems and other resources. To manage growth effectively, we must:

•	continue to enhance our operational, financial and management systems, including our warehouse management, inventory control and in-store point-of-sale systems both in the United States and abroad;

•	maintain and improve our internal controls and disclosure controls and procedures; and

•	expand, train and manage our employee base both in the United States and abroad.

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

Since purchases of our merchandise are dependent upon discretionary spending by our consumers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The current crises in the U.S. economy and the economies of other countries where we sell our products and increased uncertainty as to the economic outlook has reduced, and may continue to reduce discretionary spending or cause a shift in consumer discretionary spending to other products or a shift in the mix of our products purchased by consumers and these effects could continue for the foreseeable future. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. A decline in consumer purchases of discretionary items may also impact our customers that are retailers. We typically extend credit to a retailer based on an evaluation of its financial condition, generally without requiring any collateral. Financial difficulties of a retailer could cause us to limit or terminate business with that customer. We may also assume more risk associated with receivables from that retailer and our inability to collect the receivable from one of our larger customers or a group of customers could harm our financial condition. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and excess inventories and hinder our ability to raise prices in line with costs, which could, in turn, lead to increased merchandise markdowns and impairment charges, adversely affecting our profitability.

If we are unable to retain key executives and other personnel, particularly Leslie Blodgett, our Chief Executive Officer and primary spokesperson, and recruit additional executives and personnel, we may not be able to execute our business strategy and our growth may be hindered.

Our success largely depends on the performance of our management team and other key personnel and our ability to continue to recruit qualified senior executives and other key personnel. Our future operations could be harmed if any of our senior executives or other key personnel ceased working for us. Our President of Retail resigned in July 2009 and we are currently recruiting to fill this vacancy. Competition for qualified senior management personnel is intense, and there can be no assurance that we will be able to attract additional qualified personnel or to retain our current personnel. The loss of a member of senior management, such as the President of Retail, requires the remaining executive officers and other personnel to divert immediate and substantial attention to fulfilling his or her duties and to seeking a replacement. We may not be able to continue to attract or retain qualified executive personnel in the future. Any inability to fill vacancies in our senior executive positions on a timely basis could harm our ability to implement our business strategy, which would harm our business and results of operations.

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

Certain members of our senior management team have relatively recently joined the company. Additionally, our President of Retail resigned in July 2009 and we are currently recruiting to fill this vacancy on the senior management team. As a result, our senior management team has, and will continue to have, limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. Our success also depends on our ability to continue to attract, manage and retain other qualified senior management members as we grow.

Our planned expansion of our boutique operations will result in increased expenses with no guarantee of increased earnings. In addition, we may close boutiques that are not profitable or incur other costs, which could cause our results of operations to suffer.

We opened a total of 30 new boutiques and 3 outlet stores in fiscal year 2009. We have 124 company owned boutiques and 3 outlet stores as of January 3, 2010. We expect to open approximately 20 new boutiques in 2010 and expect our total capital expenditures associated with the opening our new boutiques to be approximately $6.5 million. However, we may not be able to attain our target number of new boutique openings, and any of the new boutiques that we open may not be profitable, either of which could cause our financial results to suffer. Our ability to expand by opening new boutiques will depend, in part, on the following factors:

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

Certain of our expenses will increase with the opening of new boutiques, such as compensation and benefits and lease expenses as well as information technology system expenses. Moreover, as we stock new boutiques with product inventory, our inventory expenditures will increase. We may not be able to manage these increased expenses without decreasing our earnings. If any of our boutiques fails to generate attractive financial returns or otherwise does not serve our strategic goals, we may be required to close that boutique. If we were to close any boutique, we likely would incur expenses and impairment charges in connection with such closing, would be unable to recover our investment in leasehold improvements at that boutique and would be liable for remaining lease obligations, which could harm our results of operations.

We are currently subject to securities class action litigation and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Beginning on July 17, 2009, three purported stockholder class actions were filed in the United States District Court for the Northern District of California against us, certain of our current and former officers and directors and the underwriters for our initial public offering and March 2007 secondary offering. On October 15, 2009, the court consolidated the three cases into the first-filed case (C-09-03268 PJH) and appointed Westmoreland County Retirement System and Vincent J. Takas as lead plaintiffs and their counsel as lead plaintiffs’ counsel. The lead plaintiffs filed a consolidated complaint on December 23, 2009. The consolidated complaint purports to be brought on behalf of persons who purchased our stock on the open market between September 28, 2006 and October 31, 2008 and persons who purchased our stock pursuant to our initial public offering and March 2007 registration statements and prospectuses. The consolidated complaint alleges that the Company, certain of its current and former officers and directors, and the underwriters for the Company’s initial public offering and March 2007 secondary offering violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by making false or misleading statements about our business and prospects in violation of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and by making material misstatements in the registration statements pertaining to our initial public offering and March 2007 secondary offering, in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint seeks class certification, compensatory damages, extraordinary, equitable and/or injunctive relief, disgorgement, attorneys’ fees and costs, and such other relief as the court may deem proper. The defendants intend to file motions to dismiss the consolidated complaint.

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

All of our products are contract manufactured or supplied by third parties located in both the United States and China. We do not have long-term contracts with all of these manufacturers of our products. The fact that we do not have long-term contracts with all of our third-party manufacturers means that they could cease manufacturing these products for us suddenly and unpredictably. In addition, our third-party manufacturers are generally not restricted from manufacturing our competitors’ products, including mineral-based products. We source some of our products through a supplier agent that purchases products from third-party manufacturers and some of the ingredients in certain products are sole-sourced. Also, the current economic climate or further decline in general economic conditions may cause our third-party manufacturers to experience liquidity problems which may result in their inability to continue as going concerns or to produce the quantity of products that we require. If we are unable to obtain adequate supplies of suitable products or ingredients because of the loss of one or more key vendors or manufacturers or our supplier agent or otherwise, our business and results of operations would suffer because we would be missing products from our merchandise mix unless and until we could make alternative supply arrangements. In addition, identifying and selecting alternative vendors would be time-consuming and expensive, and we might experience significant delays in production during this selection process. Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

Some of our products are currently produced by third-party manufacturers located in China. Due to cost advantages, we expect that our dependence on third-party manufacturers located in China will continue to increase. Recently there have been concerns regarding the quality and safety of goods manufactured in China. If our China-based manufacturers fail to produce quality products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer.

Any of our manufacturers may also increase the cost of the products we purchase from them. If our manufacturers increase our costs, our margins would suffer unless we were able to pass along these increased costs to our customers. We may not be able to develop relationships with new vendors and manufacturers, and even if we do establish such relationships, such new vendors and manufacturers might not allocate sufficient capacity to us to meet our requirements. Furthermore, products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase. In addition, if we increase our product orders significantly from the amounts we have historically ordered from our manufacturers, our manufacturers might be unable to meet this increased demand. To the extent we fail to obtain additional products from our manufacturers, we may not be able to meet customer demand, which could harm our net sales and profitability.

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

If we or our third-party manufacturers fail to comply with federal, state or foreign regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of products with non-complying specifications, initiate product recalls, change product labeling, packaging or advertising or take other corrective action. In addition, sanctions under the FDCA may include seizure of products, injunctions against future shipment of products, restitution and disgorgement of profits, operating restrictions and criminal prosecution. If any of the above events occurs, we would be required to expend significant resources on compliance, fines and/or legal fees and we might need to seek the services of alternative third-party manufacturers. A prolonged interruption in the manufacturing of one or more of our products as a result of non-compliance could decrease our supply of products available for sale, which could reduce our net sales, gross profits and market share, as well as harm our overall business, prospects, financial condition and results of operations.

Our manufacturers ship a significant portion of the product we order to our distribution centers in Obetz, Ohio and Hayward, California, and any significant disruption of the operations of the centers would hurt our ability to make timely delivery of our products.

We distribute products to our domestic channels from our facility in Obetz, Ohio. Approximately 87% of our net sales for the fiscal year ended January 3, 2010 were derived from these sales channels. We currently distribute products primarily in support of our international business from our facility in Hayward, California. Approximately 13% of our net sales for the fiscal year ended January 3, 2010 were derived from these sales channels. During 2010, we plan to transfer the distribution of our international business to our Obetz facility and close our Hayward distribution facility. A natural disaster or other catastrophic event, such as a fire, flood, severe storm, break-in, terrorist attack or other comparable event could cause interruptions or delays in our business and loss of inventory and could render us unable to accept or fulfill customer orders in a timely manner, or at all. Hayward, California is located on a major fault line, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of our distribution facility. The impact of any of these natural disasters or other catastrophic events on our business may be exacerbated by the fact that we are still in the process of developing our formal disaster recovery plan, and we do not have a final plan currently in place. In addition, our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, fire, natural disaster or other catastrophic event were to destroy a significant part of either facility or interrupt our operations for an extended period of time, our net sales would be reduced and our results of operations would be harmed.

Our quarterly results of operations may fluctuate due to the timing of customer orders, the number of QVC appearances we make, new boutique openings, as well as seasonality and other factors.

We may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including the timing of orders from our premium wholesale customers, the timing and number of our appearances on QVC, the timing of new boutique openings, seasonality and other factors, including economic conditions. We make sales to our premium wholesale customers on a purchase order basis, and we receive new orders when and as these customers need replenishment product. As a result, their orders typically are not evenly distributed through the course of the year. In addition, our sales to QVC are largely dependent on the timing and number of our on-air appearances, with our greatest sales generated through appearances where our products are featured as “Today’s Special Value” or “TSV.” As such, we expect our quarterly results to continue to fluctuate based on the number of our shows aired in a given quarter and whether a particular quarter includes a TSV or not.

We opened a total of 30 new boutiques in fiscal year 2009 and are expecting to open approximately 20 new boutiques in fiscal year 2010. We have 124 company owned boutiques and 3 outlet stores as of January 3, 2010. The timing of new boutique openings will impact both our net sales and our selling, general and administrative expenses. For example, if we were to open a number of new boutiques at the end of a quarter, our results of operations for that quarter would include limited net sales from the new boutiques but substantially all of the pre-opening expenses associated with such boutiques.

In addition, our plans to open a number of new boutiques and expand our retail presence could have the effect of increasing the percentage of sales driven through these sales channels. While we believe our overall business is not currently subject to significant seasonal fluctuations, we have experienced limited seasonality in our specialty beauty retail and company-owned boutique channels as a result of increased demand for our products in anticipation of and during the holiday season. To the extent our sales to specialty beauty retailers and through our boutiques increase as a percentage of our total sales, we may experience increased seasonal fluctuations.

Our operations may be impaired as a result of disasters, business interruptions or similar events.

A natural disaster such as an earthquake, fire, flood or severe storm, or a catastrophic event such as a terrorist attack, an epidemic affecting our operating activities, major facilities, or a computer system failure could cause an interruption or delay in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. In addition, we are located in areas that are susceptible to earthquakes. Such natural disasters or other similar events could prevent us from delivering products in a timely manner. We do not currently have a disaster recovery plan, other than with respect to our information technology systems, and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that an earthquake, natural disaster, terrorist attack or other catastrophic event were to destroy any part of our facilities or interrupt our corporate headquarters or any of our distribution facilities operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.

Our ability to receive and fulfill orders successfully is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our primary computer systems and operations are located at a co-location facility in San Francisco, California and our corporate headquarters are also in San Francisco, California and are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and customers. Systems integration issues are complex, time-consuming and expensive.

We outsource the hosting of our website bareescentuals.com and in the event that our website service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. In the event it becomes necessary to switch hosting facilities in the future, we may not be successful in finding an alternative service provider on acceptable terms or in hosting our websites ourselves. Any significant interruption in the availability or functionality of our website or our sales processing, distribution or communications systems, for any reason, could seriously harm our business, prospects, financial condition and results of operations.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and are exposed to future risks of non-compliance.

We were required to furnish reports by our management on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 in connection with the Annual Report on Forms 10-K for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007. Such reports contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such reports must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

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

Our consolidated long-term indebtedness as of January 3, 2010 was approximately $223.8 million. As of January 3, 2010, we may borrow up to approximately an additional $24.3 million under our revolving credit facility, subject to compliance with a maximum leverage ratio covenant.

Our senior secured credit facilities, as amended in March 2007, contain a number of significant covenants, which limit our ability to, among other things, incur additional indebtedness, make investments, pay dividends, make distributions or redeem or repurchase capital stock and grant liens on our assets or the assets of our subsidiaries. For example, we are restricted from incurring additional indebtedness from a third party unless we satisfy the maximum leverage ratio covenant in our credit facility. Our senior secured credit facilities also require us to maintain specified financial ratios and satisfy financial condition tests at the end of each fiscal quarter. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not meet those tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. If the lenders accelerate amounts owing under our senior secured credit facilities because of a default and we are unable to pay such amounts, the lenders have the right to foreclose on substantially all of our assets.

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

As of January 3, 2010, we had approximately $223.8 million of consolidated indebtedness that was subject to variable interest rates. Interest rates in the United States recently have been near historic lows, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. We may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the approximately $223.8 million of variable interest rate indebtedness outstanding as of January 3, 2010, a hypothetical 1% increase or decrease in interest rates would result in a change of approximately $2.2 million to our annual interest expense.

Our products may cause unexpected and undesirable side effects that could limit their use, require their removal from the market or prevent further development. In addition, we are vulnerable to allegations that our products are not as effective as we claim them to be.

Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in our recall or discontinuance of sales of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses of commercializing new products. In addition, consumers or industry analysts may allege that our products are not as effective as we claim them to be. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales. We are particularly susceptible to these risks because our marketing campaign heavily relies on the assertion that our products are “pure,” “healthy” and ideal for women who have skin conditions that can be exacerbated by traditional cosmetics.

We may face product liability claims and may be required to recall products, either of which could result in unexpected costs and damage to our reputation.

Our business exposes us to potential liability risks that arise from the testing, manufacture and sale of our beauty products. Plaintiffs in the past have received substantial damage awards from other cosmetics companies based upon claims for injuries allegedly caused by the use of their products. We currently maintain general liability insurance with an annual aggregate coverage limit of $20.0 million. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy claims against our assets. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits. In addition, in the past, we have recalled certain of our products, and in the future, it may be necessary for us to recall products that do not meet approved specifications or because of the side effects resulting from the use of our products, which would result in adverse publicity, potentially significant costs in connection with the recall and a loss of net sales from such products.

We do not own patents on all of our products. If we are unable to protect our intellectual property rights, our ability to compete could be harmed.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include the registered trademarks, “bareMinerals,” “Buxom,” “md formulations,” “Bare Escentuals” and “RareMinerals,” among others, copyrights in our infomercial broadcasts and website content, rights to our domain names bareescentuals.com, bareminerals.com and mdformulations.com and trade secrets and know-how with respect to product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers and others to protect our proprietary rights. We have received patent protection on only one of our products, though we have licenses for the proprietary formulations and ingredients used in some of our md formulations and RareMinerals products. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

Our MD Formulations, Inc. subsidiary acquired rights to the md formulations trademarks and some of our md formulations product rights from a large specialty pharmaceutical company in 1999. For some time we have sold, and we currently sell our md formulations products in sales channels that arguably exceed the permitted field of use specified in the purchase agreement. The agreement provides for the sale to our MD Formulations, Inc., subsidiary of md formulations product rights for use in a field of use defined as the research, development, manufacture, marketing and sale of alpha hydroxy acid, or AHA, skin care products to “skin care aestheticians” worldwide and to physicians outside of the United States. Over the past several years, we have sold md formulations products in our premium wholesale channels, through our own boutiques, on our mdformulations.com website, to spas and salons and to international distributors. The party from which we purchased the md formulations product rights is aware of our sales in these channels and has not requested that we discontinue sales in these channels, although it has to date refused our requests to expand the permitted field of use to explicitly cover all of these sales. However, if it were to challenge our rights to sell md formulations products in these distribution channels, we could be required to engage in litigation or negotiation with the objective of obtaining these rights. Any such litigation would cause us to incur substantial expenses and, if we were unsuccessful, could cause us to lose the right to sell certain of our products in one or more of our existing distribution channels or to pay damages, either of which could significantly harm our business, prospects, financial condition and results of operations.

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

In addition to infringement claims against us, we may become a party to other patent or trademark litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office, or the USPTO, proceedings before the USPTO’s Trademark Trial and Appeal Board and opposition proceedings in the European Patent Office or in patent or trademark offices of other jurisdictions, regarding intellectual property rights with respect to our products and technology. The cost to us of any intellectual property litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings better than us because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could impair our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also consume significant management time and resources.

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

Certain of our products intended to treat acne or otherwise affect the structure or function of the body are considered over-the-counter, or OTC, drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a “monograph” system that specifies active drug ingredients and concentrations and acceptable product claims. If any of our products that are OTC drugs are not in compliance with the applicable FDA monograph, we could be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product and/or (iii) cease to sell such product until we receive further FDA approval. There can be no assurance that, if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense or at all. In addition, OTC drug products must be manufactured in accordance with drug good manufacturing practice regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards. If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

Regulatory matters governing our industry could decrease our net sales and increase our operating costs.

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at analogous levels of government in foreign jurisdictions.

The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the Federal Trade Commission, or FTC, State Attorneys General in the United States, the Ministry of Health, Labor and Welfare in Japan, as well as by various other federal, state, local and international regulatory authorities in the countries in which our products are manufactured, distributed or sold. If we or our manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales.

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

We have and will continue to enhance our information technology systems supporting our financial management and reporting, inventory and purchasing management, order management, warehouse management and forecasting functions. There are inherent risks associated with enhancing our core systems, including supply chain disruptions that may affect our ability to deliver products to our customers timely, or at all. We may not be able to successfully transition to these new systems or transition to them without supply chain disruptions in the future. Any resulting supply chain disruptions could harm our business, prospects, financial condition and results of operations.

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

Our common stock has only been publicly traded since September 29, 2006, and we expect that the price of our common stock will continue to fluctuate substantially. From our initial public offering through January 3, 2010, the trading price of our common stock has ranged from a low of $2.45 to a high of $43.22. Many factors could cause the market price of our common stock to rise and fall, including the following:

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

In addition, public announcements by our competitors concerning, among other things, their performance, strategy, accounting practices or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.

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

As of January 13, 2010, affiliates of Berkshire Partners LLC beneficially owned approximately 15.6% of our outstanding common stock. In addition, two of our directors are affiliated with Berkshire Partners LLC. As a result, these stockholders have significant influence over our potential decisions to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. In addition, the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

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

We are also subject to provisions of Delaware law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the stockholder becomes a 15% stockholder, subject to specified exceptions. Together, these provisions of our amended and restated certificate of incorporation and amended and restated bylaws and of Delaware law could make the removal of management more difficult and may discourage certain change-in-control transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently lease a total of approximately 76,000 square feet at a facility in San Francisco, California for our corporate headquarters. The lease for our corporate headquarters expires in July 2015. We believe that this facility, including additional space that we have the ability to acquire under options in the lease, will provide us with adequate space for our growth and, if necessary we believe that we will be able to locate and acquire additional space for our headquarters on commercially reasonable terms. We lease an approximately 69,000 square foot facility in Hayward, California for use as a distribution center to our international customers. The lease of this facility expires in July 2010. We also lease facilities of approximately 408,000 square feet in Obetz,

Ohio expiring in May 2018, and approximately 39,000 square feet in Basildon, United Kingdom, expiring in July 2014. We plan on closing our Hayward, California facility during 2010 and transferring the distribution of our international business to our Obetz, Ohio facility after the closing of the Hayward facility. We believe that with these distribution facilities we will have adequate space to support our growth plans for the foreseeable future. We believe that we will be able to locate and acquire additional space for our operations on commercially reasonable terms.

As of January 3, 2010, we leased approximately 152,000 gross square feet relating to 124 company-owned boutiques and 3 outlet stores. Most of our company-owned boutique leases have original lease terms of approximately 10 years and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds have been achieved. These leases generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions.

Below is a summary of our company-owned boutique locations open as of January 3, 2010:

Location	Number of Stores	Location	Number of Stores
Alabama	1	Missouri	4
Arizona	2	Nevada	1
California	24	New Hampshire	2
Colorado	2	New Jersey	3
Connecticut	3	New York	9
Delaware	1	North Carolina	2
Florida	9	Ohio	5
Georgia	5	Oklahoma	1
Hawaii	1	Oregon	1
Illinois	4	Pennsylvania	4
Indiana	1	South Carolina	2
Iowa	1	Tennessee	3
Kansas	1	Texas	8
Kentucky	2	Utah	1
Louisiana	1	Virginia	2
Maryland	3	Washington	3
Massachusetts	4	Wisconsin	1
Michigan	2	United Kingdom	1
Minnesota	4

		Total	124

ITEM 3.	LEGAL PROCEEDINGS

Beginning on July 17, 2009, three purported stockholder class actions were filed in the United States District Court for the Northern District of California against us, certain of our current and former officers and directors and the underwriters for our initial public offering and March 2007 secondary offering. On October 15, 2009, the court consolidated the three cases into the first-filed case (C-09-03268 PJH) and appointed Westmoreland County Retirement System and Vincent J. Takas as lead plaintiffs and their counsel as lead plaintiffs’ counsel. The lead plaintiffs filed a consolidated complaint on December 23, 2009. The consolidated complaint purports to be brought on behalf of persons who purchased our stock on the open market between September 28, 2006 and October 31, 2008 and persons who purchased our stock pursuant to our initial public offering and March 2007 registration statements and prospectuses. The consolidated complaint alleges that we, certain of our current and former officers and directors, and the underwriters for our initial public offering and March 2007 secondary offering violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by

making false or misleading statements about our business and prospects in violation of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and by making material misstatements in the registration statements pertaining to our initial public offering and March 2007 secondary offering, in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint seeks class certification, compensatory damages, extraordinary, equitable and/or injunctive relief, disgorgement, attorneys’ fees and costs, and such other relief as the court may deem proper. The defendants intend to file motions to dismiss the consolidated complaint.

Beginning on January 19, 2010, four purported stockholder class actions were filed in the Superior Court for the State of California in the County of San Francisco against us, certain of our current directors and officers, Shiseido Company, Limited (“Shiseido”) and Blush Acquisition Corp. (“Blush”). The cases were consolidated on January 29, 2010. The consolidated complaint, filed on February 2, 2010, alleges that (i) our Board of Directors violated fiduciary duties owed to our stockholders by allegedly failing to maximize stockholder value, (ii) we and our Board of Directors breached the duty of candor owed to our stockholders by failing to fully disclose material and accurate information to our stockholders, (iii) that plaintiffs and class members will be irreparably harmed unless the transaction is enjoined and (iv) we, Shiseido and Blush aided and abetted our Board of Directors in such breaches. The complaint seeks class certification, preliminary and permanent injunctions, declaratory relief, an accounting of all profits and any special benefits that were obtained as a result of the transaction, unspecified damages, attorneys’ fees and costs.

In addition, we are subject to various claims and legal actions during the ordinary course of our business. We believe that none of these claims or legal actions would currently have a material adverse impact on our financial position, results of operations or potential performance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended January 3, 2010.

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

The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported by the Nasdaq Global Select Market:

Fiscal Year 2009	Low	High
First Quarter	$2.45	$5.55
Second Quarter	4.01	10.50
Third Quarter	7.40	12.38
Fourth Quarter	10.70	14.87

Fiscal Year 2008	Low	High
First Quarter	$19.51	$29.90
Second Quarter	17.93	25.25
Third Quarter	10.58	19.67
Fourth Quarter	2.89	11.36

On January 3, 2010, the closing sale price of our common stock on the Nasdaq Global Select Market was $12.23. As of February 12, 2010, there were approximately 35 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have not repurchased any common stock during the fourth quarter of our fiscal year ended January 3, 2010.

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

DIVIDEND POLICY

On June 7, 2006 in connection with our June 2006 recapitalization, we paid cash dividends of approximately $340.4 million to the holders of our outstanding shares of common stock. This dividend payment was not required to be made pursuant to any agreement and was funded with borrowings under senior secured credit facilities and senior subordinated notes and in part from our retained earnings and cash from operations. We have not paid any dividends in the last three fiscal years. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Provisions in our senior secured credit facilities prevent us and our operating subsidiaries from paying future dividends and making other distributions and transfers. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements, contractual restrictions and such other factors as our board of directors deems relevant.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the securities authorized for issuance under our equity compensation plans as of January 3, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,874,430	$5.52	3,972,603
Equity compensation plans not approved by security holders	—	—	—
Total	4,874,430	$5.52	3,972,603

ITEM 6.	SELECTED FINANCIAL DATA

The Company reports on a 52/53-week fiscal year ending on the Sunday nearest to December 31. The fiscal years ended January 3, 2010, December 28, 2008, December 30, 2007, December 31, 2006 and January 1, 2006 are referred to herein as fiscal 2009, 2008, 2007, 2006 and 2005, respectively. All fiscal years noted include 52 weeks with the exception of fiscal 2009, which includes 53 weeks.

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands, except per share data)
Sales, net	$557,502	$556,165	$511,000	$394,525	$259,295
Cost of goods sold	145,787	154,690	147,558	112,439	74,511

Gross profit	411,715	401,475	363,442	282,086	184,784
Expenses:
Selling, general and administrative	229,227	208,565	180,338	135,501	103,270
Depreciation and amortization	17,940	12,049	7,277	2,327	1,106
Stock-based compensation(a)	5,566	5,636	6,838	5,347	1,370
Restructuring charges(b)	—	—	—	114	643
Asset impairment charges(c)	—	—	—	—	1,055

Total operating expenses	252,733	226,250	194,453	143,289	107,444

Operating income	158,982	175,225	168,989	138,797	77,340
Other income (expense):
Interest expense(d)(e)(f)(g)	(9,446)	(16,539)	(23,619)	(49,246)	(21,503)
Debt extinguishment costs(d)(e)(f)(g)	—	—	—	(5,868)	(16,535)
Other income, net	1,216	819	1,706	1,222	221

Income before provision for income taxes	150,752	159,505	147,076	84,905	39,523
Provision for income taxes	52,603	61,544	59,008	34,707	15,633

Net income	$98,149	$97,961	$88,068	$50,198	$23,890

Net income per common share
Basic	$1.07	$1.07	$0.98	$0.67	$0.35

Diluted	$1.05	$1.05	$0.95	$0.65	$0.34

Cash dividend per common share	$—	$—	$—	$4.81	$4.45

Weighted average shares used in computing net income per share:
Basic	91,851	91,408	90,278	74,668	67,676

Diluted	93,473	93,184	93,026	77,208	69,285

	As of
	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$158,380	$47,974	$32,117	$20,875	$18,675
Working capital	233,333	146,104	84,201	66,338	34,715
Total assets	392,205	299,781	223,905	155,835	94,895
Long-term debt, less current portion	210,035	223,808	247,032	321,639	377,166
Stockholders’ equity (deficit)	105,979	(308)	(104,487)	(228,522)	(327,432)

(a)	On January 3, 2005 we adopted the fair value recognition and measurement which is applicable to stock-based awards exchanged for employee services and in certain circumstances for nonemployee directors. Under this transitional method, we are required to record compensation expense for all awards granted after the date of adoption using estimated grant-date fair value and for the unvested portion of previously granted awards as of January 3, 2005 using the estimated grant-date fair value

(b)	As a result of our growth, we relocated both our corporate headquarters and distribution center facilities during the fiscal year ended January 1, 2006. Related to these relocations, we exited two facilities for which we had operating lease commitments through 2007. As of the dates we ceased using these two facilities, we recorded a charge of $0.6 million which reflects primarily the sum of the future lease payments, net of estimated sublease income. During the fiscal year ended December 31, 2006, we discontinued the use of one of our office floors located at our former corporate facility and we recorded a charge of $0.1 million which related primarily to the sum of the future lease payments due.

(c)	During the fiscal year ended January 1, 2006, we abandoned a contract with a software vendor and recognized an impairment charge of $1.1 million. The costs associated with the termination of the software vendor contract relate primarily to the cost of the software license arrangement and other fees that were accounted for as construction in progress, as the software had not yet been placed in service.

(d)	On February 18, 2005, we incurred approximately $224.5 million of new indebtedness, repaid a total of $92.6 million of existing debt and paid a special dividend to stockholders of $122.4 million. Due to the repayment of the existing debt, we incurred $10.6 million of costs relating to a prepayment penalty and the write-off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed.

(e)	On October 7, 2005, we incurred approximately $187.5 million of new indebtedness and paid a special dividend to stockholders of $183.5 million. In connection with the transaction, we incurred $6.0 million of costs relating to the write-off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed.

(f)	On June 7, 2006, we incurred approximately $331.6 million of new indebtedness and paid a special dividend to stockholders of $340.4 million. In connection with the transaction, we incurred $3.4 million of costs relating to the write off of deferred financing costs on the previously outstanding debt as well as debt issuance costs related to the new debt that were expensed.

(g)	On October 4, 2006, we completed our initial public offering of 18.4 million shares of our common stock at a price of $22.00 per share. We received approximately $373.8 million in net proceeds from the offering, of which $372.5 million was used to repay all outstanding principal and interest owed on the June 2006 Subordinated Notes and the Second Lien Term Loan and a portion of the outstanding principal on the First Lien Term Loan. In connection with these debt repayments, we wrote off a portion of our unamortized debt issuance costs of $2.5 million and expensed such amount as debt extinguishment costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the fourth quarter of fiscal 2008, we re-evaluated how we internally review our business performance and, in turn, changed our operating segments to be more geographically focused (and have revised historical segment financial information presented to reflect these new operating segments). As a result, our business is now comprised of three strategic business units constituting reportable segments that we manage separately based on fundamental differences in their operations:

•

Our North America Retail segment includes the United States and Canada and consists of our company-owned boutiques and outlet stores; premium wholesale customers and spas and salons. We believe that our company-owned boutiques enhance our ability to build strong consumer relationships and promote additional product use through personal demonstrations and product consultations. We also sell to retailers that we believe feature our products in settings that support and reinforce our brand image and provide a premium in-store experience. Similarly, we believe that our spa and salon customers provide an informative and treatment-focused environment in which aestheticians and spa professionals can communicate the benefits of our core products.

•

Our North America Direct to Consumer segment includes infomercials, home shopping television in the United States and Canada and online shopping. We believe that our infomercial business helps us to build brand awareness, communicate the benefits of our core products and establish a base of recurring revenue. We believe that our sales through home shopping television help us to build brand awareness, educate consumers through live product demonstrations and develop close connections with our consumers. In addition, we believe that our online shopping business allows us to educate consumers as to the benefits as well as proper usage and application techniques for each product offered.

•

Our International segment includes premium wholesale, spas and salons, home shopping television, infomercial, company-owned boutiques and international distributors outside of North America. We have partnered with a third party to build our infomercial business in Japan and currently have an international home shopping television presence and appear on QVC in Japan, the United Kingdom and Germany. We also have a presence in retail locations overseas, including in certain international Sephora locations as well as our first company-owned boutique and spas, salons and department stores in the United Kingdom. We also sell our products in certain smaller international markets primarily through a network of third-party distributors.

We manage our business segments to maximize overall sales growth and market share. We believe that our multi-channel distribution strategy enhances convenience for our consumers, reinforces brand awareness, helps to maintain consumer retention rates and drives corporate cash flow and profitability. Further, we believe that the broad diversification within our segments provides us with expanded opportunities for growth and reduces our dependence on any single distribution channel. Within individual distribution channels, financial results can be affected by the timing of shipments as well as the impact of key promotional events.

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

In the current economic environment, we continue to closely manage our expenses and allocate resources with the goal of maximizing cash flow and liquidity. This includes continuing a more conservative approach to inventory management in light of the challenging retail environment. At the same time, we continue to invest strategically in areas that we believe will create long-term value including our international operations, domestic distribution expansion, education and field teams and customer acquisition activities. We anticipate that our capital expenditures for fiscal 2010 will be approximately $25.0 million, which will support boutique and department store build-outs as well as international infrastructure investments.

On January 14, 2010, the Company, Shiseido, and Purchaser, entered into a Merger Agreement. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Purchaser agreed to commence an Offer to purchase all of the outstanding shares of our common stock, par value $0.001 per share, at a price of $18.20 per share, net to the holder thereof in cash.

The Offer was commenced by Purchaser on January 25, 2010 and will remain open until 12:00 midnight, Eastern Time, on March 8, 2010, subject to periods of extension through May 31, 2010 if the conditions to the Offer have not been satisfied at the end of the Offer period (subject to the parties’ termination rights under the Merger Agreement). Purchaser’s obligation to accept for payment and pay for all shares tendered is subject to a number of conditions, including: (i) at least a majority of the shares then outstanding, on a fully diluted basis, having been validly tendered in (and not withdrawn from) the Offer, (ii) the continued employment of Leslie Blodgett as the Company’s Chief Executive Officer and her ability to fulfill her duties in such capacity, (iii) the receipt of required regulatory approvals, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iv) the absence of a material adverse effect on the Company, (v) the continuation of the Ancillary Agreements (as defined in the Merger Agreement) entered into in connection with the Merger Agreement, including the Stockholders Support Agreement and Contribution Agreement described below, and (vi) other customary conditions. The completion of the Offer is not contingent upon the receipt of financing by Shiseido or Purchaser.

In connection with and as a condition to the Offer, Leslie Blodgett has entered into a Contribution Agreement. Subject to the terms and conditions of the Contribution Agreement, Ms. Blodgett has agreed, among other things, (i) immediately following consummation of the Offer, a trust affiliated with Ms. Blodgett will contribute all of the shares beneficially owned by it to an indirect wholly-owned subsidiary of Shiseido in exchange for cash and an indirect ownership interest in the Company and (ii) if required, to vote her shares in favor of adoption of the Merger Agreement. Each share owned by Ms. Blodgett will be converted into the right to receive $18.20 in cash pursuant to the Merger. The Contribution Agreement will terminate upon the earlier to occur of the termination of the Merger Agreement and the effective date of the Merger. In addition, in connection with and as a condition to the Offer, each Berkshire Investor and collectively, the Berkshire Investors have entered into a Stockholders Support Agreement. Subject to the terms and conditions of the Stockholders Support Agreement, each Berkshire Investor has agreed (i) to tender all of its beneficially owned shares in the Offer and (ii) if required, to vote all of its beneficially owned shares in favor of the adoption of the Merger Agreement. The Stockholders Support Agreement will terminate upon the earlier to occur of the termination of the Merger Agreement and the effective date of the Merger.

Following the consummation of the Offer and contribution of shares by Ms. Blodgett’s affiliated trust as described above, subject to customary conditions (including receipt of the requisite approval of our stockholders, if required under applicable law), Purchaser will be merged with and into the Company (the “Merger”), with the Company as the surviving corporation. In the Merger, each outstanding share (other than shares with respect to which appraisal rights are properly exercised) will be converted into the right to receive $18.20 in cash. The parties have agreed that if, following completion of the Offer, Purchaser owns at least 90% of the then outstanding shares, the Merger will be completed without a meeting of our stockholders pursuant to Delaware’s “short form” merger statute. In furtherance thereof, Purchaser may, but is not required to, provide for a “subsequent offering period” in accordance with applicable law following the consummation of the Offer in order to seek additional shares to facilitate the consummation of the Merger using such short form merger procedures.

The Merger Agreement contains customary representations, warranties and covenants of the parties. Under the terms of the Merger Agreement, we have also agreed to certain covenants prohibiting us from soliciting, or providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that are, or may reasonably be expected to become, a Superior Proposal (as defined in the Merger Agreement). The Merger Agreement contains customary termination rights of the Company and Shiseido, including by us in order to accept a Superior Proposal. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Shiseido a termination fee of approximately $43.5 million.

Basis of Presentation

We recognize revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue is recognized when merchandise is shipped from a warehouse to third-party resellers, infomercial customers and online shopping customers or when purchased by consumers at company-owned boutiques, each net of estimated returns (except in the case of our consignment sales). For our consignment sales, we recognize sales, net of estimated returns, upon shipment from our consignment partners to their customers. We recognize postage and handling charges we bill to customers as revenue upon shipment of the related merchandise.

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

Selling, general and administrative expenses include infomercial production and media costs, advertising costs, rent and other store operating costs and corporate costs such as management salaries and benefits, information technology, professional fees, finance and accounting personnel salaries and benefits, human resources personnel salaries and benefits and other administrative functions based domestically and abroad. Selling, general, and administrative expenses also include all of our distribution center and fulfillment costs, including receiving and inspection costs that we do not include in cost of goods sold, which are comprised primarily of headcount-related costs at our own distribution centers. Receiving and inspection costs and warehousing costs are excluded from our gross margins and, therefore, our gross margins may not be comparable to those of other companies that choose to include certain of these costs in cost of goods sold. Fluctuations in selling, general and administrative expenses result primarily from changes in media and advertising expenditures, changes in fulfillment costs, which increase proportionately with net sales, changes in boutique operating costs, which are affected by the number of stores opened in a period, and changes in corporate costs such as for headcount and infrastructure to support our operations. We anticipate that our selling, general and administrative expenses will increase in absolute dollars as we expect to continue to invest in our corporate infrastructure, particularly related to boutiques and international operations, as well as due to increased legal and accounting costs and higher insurance premiums.

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

Stock-based compensation includes charges incurred in recognition of compensation expense associated with grants of stock options, restricted stock and stock purchases. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the requisite service period. We record our stock-based compensation on a separate operating expense line item in our statement of operations due to the fact that, to date, all of our stock-based awards have been made to employees whose salaries are classified as selling, general and administrative costs. We anticipate that our stock-based compensation expense will increase in absolute dollars as we continue to grant additional stock based compensation awards. As of January 3, 2010, we had options to purchase 4,874,430 shares of our common stock outstanding with a weighted average exercise price of $5.52 per share, 2,999,635 shares of which were exercisable at January 3, 2010. As of January 3, 2010, we had 116,947 shares of restricted stock outstanding, none of which were exercisable at January 3, 2010.

Interest expense includes interest costs associated with our credit facilities, including the impact of the interest rate swap agreement which expired in August 2009, and the amortization of deferred financing costs associated with these credit facilities. We anticipate that our interest expense in the future will decrease in absolute terms and as a percentage of net sales as we continue to make scheduled payments of our outstanding indebtedness.

Provision for income taxes depends on the statutory tax rates in the countries where we sell our products. Historically, we have only been subject to taxation in the United States, but as we have expanded our international operations we have become subject to foreign taxation at varying statutory rates. Therefore, our effective tax rate could fluctuate accordingly. For fiscal 2010, we anticipate that our effective tax rate will be approximately 38% of our income before provision for income taxes, excluding the impact of discrete items.

Our fiscal year-end is the Sunday closest to December 31 based on a 52/53-week year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five or six years. The fiscal years ended December 30, 2007 and December 28, 2008, each contained 52 weeks and the fiscal year ended January 3, 2010 contained 53 weeks.

Results of Operations

The following table sets forth consolidated statements of operations for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007:

	Year Ended
	January 3, 2010		December 28, 2008		December 30, 2007
	(in thousands, except percentages)
Sales, net	$557,502	100.0%	$556,165	100.0%	$511,000	100.0%
Cost of goods sold	145,787	26.2	154,690	27.8	147,558	28.9

Gross profit	411,715	73.8	401,475	72.2	363,442	71.1
Expenses:
Selling, general and administrative	229,227	41.1	208,565	37.5	180,338	35.3
Depreciation and amortization	17,940	3.2	12,049	2.2	7,277	1.4
Stock-based compensation	5,566	1.0	5,636	1.0	6,838	1.3

Total operating expenses	252,733	45.3	226,250	40.7	194,453	38.0

Operating income	158,982	28.5	175,225	31.5	168,989	33.1
Other income (expense):
Interest expense	(9,446)	(1.7)	(16,539)	(2.9)	(23,619)	(4.6)
Other income, net	1,216	0.2	819	0.1	1,706	0.3

Income before provision for income taxes	150,752	27.0	159,505	28.7	147,076	28.8
Provision for income taxes	52,603	9.4	61,544	11.1	59,008	11.6

Net income	$98,149	17.6%	$97,961	17.6%	$88,068	17.2%

Net sales by business segment and percentage of net sales for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 are as follows:

	Fiscal Year Ended
	January 3, 2010		December 28, 2008		December 30, 2007
	(in thousands, except percentages)
North America Retail	$346,459	62.1%	$320,008	57.5%	$279,016	54.6%
North America Direct to Consumer	138,755	24.9	170,229	30.6	191,867	37.5
International	72,288	13.0	65,928	11.9	40,117	7.9

Sales, net	$557,502	100.0%	$556,165	100.0%	$511,000	100.0%

Gross profit and gross margin by business segment for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 are as follows:

	Fiscal Year Ended
	January 3, 2010		December 28, 2008		December 30, 2007
	(in thousands, except percentages)
North America Retail	$264,290	76.3%	$239,025	74.7%	$202,986	72.8%
North America Direct to Consumer	97,012	69.9	118,268	69.5	135,781	70.8
International	50,413	69.7	44,182	67.0	24,675	61.5

Gross profit/gross margin	$411,715	73.8%	$401,475	72.2%	$363,442	71.1%

Operating income (loss) by business segment for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 are as follows:

	Fiscal Year Ended
	January 3, 2010		December 28, 2008		December 30, 2007
	(in thousands, except percentages)
North America Retail	$159,585	46.1%	$158,095	49.4%	$150,126	53.8%
North America Direct to Consumer	55,901	40.3	63,999	37.6	71,266	37.1
International	24,043	33.3	26,786	40.6	12,392	30.9

Total	239,529	43.0%	248,880	44.7%	233,784	45.8%
Corporate	(80,547)		(73,655)		(64,795)

Operating income	$158,982	28.5%	$175,225	31.5%	$168,989	33.1%

Results of operations for the fiscal year ended January 3, 2010 compared to the fiscal year ended December 28, 2008

Sales, net

Net sales for the fiscal year ended January 3, 2010 increased 0.2% to $557.5 million from $556.2 million in the fiscal year ended December 28, 2008, an increase of $1.3 million. The increase in our net sales was driven by increases in our North America Retail and International segments offset by declines in our North American Direct to Consumer segment.

North America Retail. North America Retail net sales increased 8.3% to $346.5 million in the fiscal year ended January 3, 2010 from $320.0 million in the fiscal year ended December 28, 2008, primarily reflecting an increase in net sales from company-owned boutiques versus the prior year due to a net increase of 29 boutiques and 3 outlet stores open as of January 3, 2010 compared to December 28, 2008. As of January 3, 2010 and December 28, 2008, we had 123 and 94 open company-owned boutiques, respectively. Offsetting this increase was a decrease in our net sales as a result of inventory de-stocking by our major retail partners during the first half of the year in response to the downturn in consumer spending.

North America Direct to Consumer. North America Direct to Consumer net sales decreased 18.5% to $138.8 million in the fiscal year ended January 3, 2010 from $170.2 million in the fiscal year ended December 28, 2008. This decrease resulted from a decline in net sales from our infomercial channel due primarily to reduced media spending versus the prior year and a decline in home shopping television net sales due to lower on-air productivity compared to the prior year.

International. International net sales increased 9.6% to $72.3 million in the fiscal year ended January 3, 2010 from $65.9 million in the fiscal year ended December 28, 2008 as we expanded our business across our international channels. Net sales to our global premium wholesale customers increased due to continued expansion into additional locations with these partners. Partially offsetting this increase was a decrease in net sales from our international distributors and international home shopping sales.

Gross profit

Gross profit increased 2.6% to $411.7 million in the fiscal year ended January 3, 2010 from $401.5 million in the fiscal year ended December 28, 2008. Our North America Retail segment gross profit increased 10.6% to $264.3 million in the fiscal year ended January 3, 2010 from $239.0 million in the fiscal year ended December 28, 2008, as a result of the change in sales mix towards our higher margin boutiques. Our North America Direct to Consumer segment gross profit decreased 18.0% to $97.0 million in the fiscal year ended January 3, 2010 from $118.3 million in the fiscal year ended December 28, 2008, primarily due to lower net sales from our infomercial due to reduced media spending and at QVC compared to the prior year. Our International segment gross profit increased 14.1% to $50.4 million in the fiscal year ended January 3, 2010 from $44.2 million in the fiscal year ended December 28, 2008, due to increases in sales across our global premium wholesale channel.

Gross margin increased approximately 160 basis points to 73.8% in the fiscal year ended January 3, 2010 from 72.2% in the fiscal year ended December 28, 2008. This overall increase resulted primarily from a shift towards higher-margin sales channels as well as a shift in product mix towards higher-margin open stock merchandise.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 9.9% to $229.2 million in the fiscal year ended January 3, 2010 from $208.6 million in the fiscal year ended December 28, 2008. The increase was primarily due to additional expenses to support distribution expansion including $21.0 million in increased operating costs mainly relating to our boutique expansion and $8.3 million in increased international infrastructure expenses. These increases were partially offset by decreased expenses of $13.1 million mainly from savings in infomercial operating expenses due to reduced media spending for our infomercial program. As a percentage of net sales, selling, general and administrative expenses increased 360 basis points to 41.1% from 37.5%, primarily due to infrastructure and operating expenses growing at a greater rate than net sales due to increases in marketing initiatives and higher incentive compensation expense.

Depreciation and amortization

Depreciation and amortization expenses increased 48.9% to 17.9 million in the fiscal year ended January 3, 2010 from $12.0 million in the fiscal year ended December 28, 2008. This increase was primarily attributable to increases in depreciable assets as we continue to expand the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense decreased 1.2% to $5.6 million in the fiscal year ended January 3, 2010 from $5.6 million in the fiscal year ended December 28, 2008. This decrease resulted primarily from the effect of certain options becoming fully vested during the fiscal year ended January 3, 2010 offset in part by the granting of additional stock awards.

Operating income

Operating income decreased 9.3% to $159.0 million in the fiscal year ended January 3, 2010 from $175.2 million in the fiscal year ended December 28, 2008, primarily due to decreases in operating income in our North America Direct to Consumer and International segments.

Our North America Retail segment operating income increased 0.9% to $159.6 million in the fiscal year ended January 3, 2010 from $158.1 million in the fiscal year ended December 28, 2008. This increase was primarily driven by sales growth combined with gross margin improvement partially offset by an increase in operating expenses of $23.8 million primarily related to the increase in the number of company-owned boutiques.

Our North America Direct to Consumer segment operating income decreased 12.7% to $55.9 million in the fiscal year ended January 3, 2010 from $64.0 million in the fiscal year ended December 28, 2008. This decrease was primarily driven by sales declines due to reduced media spending for our infomercial program.

Our International segment operating income decreased 10.2% to $24.0 million in the fiscal year ended January 3, 2010 from $26.8 million in the fiscal year ended December 28, 2008 due to increased operating costs of $9.0 million mainly related to increased payroll expenses and marketing initiatives, which more than offset sales growth and gross margin improvements in this segment.

Our Corporate operating loss increased 9.4% to $80.5 million in the fiscal year ended January 3, 2010 from $73.7 million in the fiscal year ended December 28, 2008 primarily due to increased selling, general and administrative expense of $4.5 million resulting from higher incentive compensation expense and an increased depreciation and amortization of $2.5 million.

Interest expense

Interest expense decreased 42.9% to $9.4 million in the fiscal year ended January 3, 2010 from $16.5 million in the fiscal year ended December 28, 2008. The decrease was attributable to lower average interest rates on our variable interest rate debt (excluding the debt under the interest rate swap agreement) versus the prior fiscal year combined with decreased debt balances in the fiscal year ended January 3, 2010 as a result of repayment of outstanding indebtedness as well as to the termination of the interest rate swap agreement in August 2009.

Other income, net

Other income, net increased $0.4 million, or 48.5%, to $1.2 million in fiscal year ended January 3, 2010 from $0.8 million in the fiscal year ended December 28, 2008. The increase was primary attributable to a positive foreign currency impact resulting from fluctuations in the value of the U.S. dollar as compared to certain foreign currencies, offset by lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior fiscal year.

Provision for income taxes

The provision for income taxes was $52.6 million, or 34.9% of income before provision for income taxes, in the fiscal year ended January 3, 2010 compared to $61.5 million, or 38.6% of income before provision for income taxes, in the fiscal year ended December 28, 2008. The lower effective rate for the fiscal year ended January 3, 2010 is due to the tax benefit of the domestic production activities deduction claimed of $1.7 million for fiscal year 2009 activities and $3.8 million of related refund claims for qualified activities during fiscal periods 2006 through 2008.

Results of operations for the fiscal year ended December 28, 2008 compared to the fiscal year ended December 30, 2007

Sales, net

Net sales for the fiscal year ended December 28, 2008 increased 8.8% to $556.2 million from $511.0 million in the fiscal year ended December 30, 2007, an increase of $45.2 million. The increase in our net sales was primarily driven by our North America Retail and International segments.

North America Retail. North America Retail net sales increased 14.7% to $320.0 million in the fiscal year ended December 28, 2008 from $279.0 million in the fiscal year ended December 30, 2007. Net sales from boutiques increased $23.7 million versus the prior fiscal year due primarily to a net increase of 43 boutiques opened as of December 28, 2008 compared to December 30, 2007. As of December 28, 2008 and December 30, 2007, we had 94 and 51 open company-owned boutiques, respectively. Net sales to our premium wholesale and spa and salon customers increased $17.3 million versus the prior fiscal year resulting primarily from continued expansion into additional retail locations at Ulta, Sephora and selected department stores as well as additional spas and salons.

North America Direct to Consumer. North America Direct to Consumer net sales decreased 11.3% to $170.2 million in the fiscal year ended December 28, 2008 from $191.9 million in the fiscal year ended December 30, 2007. This decrease resulted from a $25.6 million reduction in infomercial net sales versus the prior fiscal year driven by a decline in the performance of our infomercial program compared to our prior infomercial. Partially offsetting this decrease, online shopping sales grew from the prior fiscal year as we grew our online customer base and expanded our online advertising investment.

International. International net sales increased 64.3% to $65.9 million in the fiscal year ended December 28, 2008 from $40.1 million in the fiscal year ended December 30, 2007 as we grew our business across our international channels. Our international home shopping sales increased by $11.5 million as we developed direct relationships with QVC in key markets. In addition, we increased sales to global premium wholesale and spa and salon customers by $7.7 million. Finally, sales deriving from international distributors and our Japanese infomercial partnership increased by $6.6 million as our products continued to gain acceptance in foreign markets.

Gross profit

Gross profit increased 10.5% to $401.5 million in the fiscal year ended December 28, 2008 from $363.4 million in the fiscal year ended December 30, 2007. Our North America Retail segment gross profit increased 17.8% to $239.0 million in the fiscal year ended December 28, 2008 from $203.0 million in the fiscal year ended December 30, 2007, driven by higher sales across our retail channels. Our North America Direct to Consumer segment gross profit decreased 12.9% to $118.3 million in the fiscal year ended December 28, 2008 from $135.8 million in the fiscal year ended December 30, 2007, primarily due to the decline in the performance of our infomercial compared to our prior infomercial. Our International segment gross profit increased 79.1% to $44.2 million in the fiscal year ended December 28, 2008 from $24.7 million in the fiscal year ended December 30, 2007, due to increases in sales across all sales channels.

Gross margin increased approximately 110 basis points to 72.2% in the fiscal year ended December 28, 2008 from 71.1% in the fiscal year ended December 30, 2007. This overall increase resulted primarily from a shift in product mix towards higher-margin open stock merchandise as well as a shift towards higher-margin sales channels.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 15.7% to $208.6 million in the fiscal year ended December 28, 2008 from $180.3 million in the fiscal year ended December 30, 2007. The increase was primarily due to increased expenses to support distribution expansion including $16.5 million in increased operating costs relating to our boutique expansion and $3.9 million in international infrastructure expense. Increases in our corporate infrastructure expense including increased headcount costs, headquarters facilities costs and distribution center costs were offset by savings in infomercial operating expenses. As a percentage of net sales, selling, general and administrative expenses increased 220 basis points to 37.5% from 35.3%, primarily due to infrastructure expenses increasing at a greater rate than net sales.

Depreciation and amortization

Depreciation and amortization expenses increased 65.6% to $12.0 million in the fiscal year ended December 28, 2008 from $7.3 million in the fiscal year ended December 30, 2007. This increase was primarily attributable to higher depreciation expense as a result of an increase in depreciable assets as we continue to expand the number of company-owned boutiques and invest in our corporate infrastructure.

Stock-based compensation

Stock-based compensation expense decreased 17.6% to $5.6 million in the fiscal year ended December 28, 2008 from $6.8 million in the fiscal year ended December 30, 2007. This decrease resulted primarily from the impact of actual forfeitures that occurred during the fiscal year.

Operating income

Operating income increased 3.7% to $175.2 million in the fiscal year ended December 28, 2008 from $169.0 million in the fiscal year ended December 30, 2007. This increase was primarily due to increases in operating income in both our North America Retail and International segments, reflecting continued sales growth in both segments, partially offset by a decrease in operating income in our North America Direct to Consumer segment and higher corporate operating expenses.

Our North America Retail segment operating income increased 5.3% to $158.1 million in the fiscal year ended December 28, 2008 from $150.1 million in the fiscal year ended December 30, 2007. This increase was primarily driven by sales growth combined with gross margin improvement partially offset by an increase in operating expenses of $28.1 million primarily related to the increase in the number of company-owned boutiques.

Our North America Direct to Consumer segment operating income decreased 10.2% to $64.0 million in the fiscal year ended December 28, 2008 from $71.3 million in the fiscal year ended December 30, 2007. This decrease was primarily driven by sales and gross margin declines due to the lower productivity of our infomercial program compared to the prior version partially offset by lower operating costs for this channel.

Our International segment operating income increased 116.2% to $26.8 million in the fiscal year ended December 28, 2008 from $12.4 million in the fiscal year ended December 30, 2007 due to increased sales across our international sales channels combined with margin improvements resulting from a shift in channel mix away from our lower-margin distributor business.

Our Corporate operating loss increased 13.7% to $73.7 million in the fiscal year ended December 28, 2008 from $64.8 million in the fiscal year ended December 30, 2007 primarily due to increased corporate selling, general and administrative expense of $8.3 million, an increase in depreciation and amortization of $1.7 million and offset by a decrease in stock-based compensation of $1.2 million. The increase in corporate selling, general and administrative expense was as a result of increased investment in our corporate infrastructure to support sales growth and distribution expansion.

Interest expense

Interest expense decreased 30.0% to $16.5 million in the fiscal year ended December 28, 2008 from $23.6 million in the fiscal year ended December 30, 2007. The decrease was attributable to lower average interest rates (excluding the debt under the interest rate swap agreement) versus the prior fiscal year combined with decreased debt balances in the fiscal year ended December 28, 2008, as a result of repayment of outstanding indebtedness.

Other income, net

Other income, net decreased $0.9 million, or 52.0%, to $0.8 million in fiscal year ended December 28, 2008 from $1.7 million in the fiscal year ended December 30, 2007. The decrease was primary attributable to foreign currency transaction losses resulting from fluctuations in the value of the U.S. dollar as compared to certain foreign currencies as well as lower interest income on our cash and cash equivalent balances resulting from lower interest rates versus the prior fiscal year.

Provision for income taxes

The provision for income taxes was $61.5 million, or 38.6% of income before provision for income taxes, in the fiscal year ended December 28, 2008 compared to $59.0 million, or 40.1% of income before provision for income taxes, in the fiscal year ended December 30, 2007. The dollar increase resulted from higher income before provision for income taxes offset by a lower effective rate in the fiscal year ended December 28, 2008 compared to the fiscal year ended December 30, 2007. The decrease in the effective rate is mainly due to a statutory rate decrease of 2% in the United Kingdom effective April 2008 and a net tax benefit of $1.6 million related to the reversal of tax reserves resulting from the settlement of a state tax audit and expiration of applicable statutes of limitation in certain jurisdictions.

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

Our operations provided us cash of $153.2 million in the fiscal year ended January 3, 2010. At January 3, 2010, we had working capital of $233.3 million, including cash and cash equivalents of $158.4 million, as compared to working capital of $146.1 million, including $48.0 million in cash and cash equivalents, as of December 28, 2008. The $110.4 million increase in cash and cash equivalents resulted from cash provided by operations of $153.2 million, including net income for the fiscal year ended January 3, 2010 of $98.1 million, partially offset by cash used in investment activities of $26.7 million related to capital expenditures and cash used in financing activities of $16.3 million. The $87.2 million increase in working capital was primarily driven by increases in cash and cash equivalents and prepaid expenses and other current assets, and decreases in accounts payable.

Net cash used in investment activities was $26.7 million in the fiscal year ended January 3, 2010, attributable to the build-out of additional company-owned boutiques as well as our continued investment in our corporate and information systems infrastructure to support our distribution expansion both in the United States and internationally. Our future capital expenditures will depend on the timing and rate of expansion of our business, information technology investments, new store openings, store renovations and international expansion opportunities. Net cash used in investment activities was $36.8 million in the fiscal year ended December 28, 2008, primarily attributable to the opening of 45 company-owned boutiques, and our continued investment in our corporate and information systems infrastructures to support our distribution expansion both in the United States and internationally.

Net cash used in financing activities was $16.3 million in the fiscal year ended January 3, 2010, which consisted of repayments of $17.2 million on our first-lien term loan partially offset by the exercise of stock options of $0.5 million and an excess tax benefit of $0.4 million relating to stock option exercises. During the fiscal year ended January 3, 2010, the peak borrowings under our senior secured credit facilities were $241.0 million. We used cash of $19.1 million for financing activities in the fiscal year ended December 28, 2008, which consisted of repayments of $23.9 million on our first-lien term loan, partially offset by an excess tax benefit of $3.5 million relating to stock option exercises. During the fiscal year ended December 28, 2008, the peak borrowings under our senior secured credit facilities were $264.9 million.

Our revolving credit facility of $25.0 million, of which approximately $0.7 million was utilized for outstanding letters of credit as of January 3, 2010, and our first-lien term loan of $223.8 million, bear interest at a rate equal to, at our option, either LIBOR or the lender’s base rate, plus an applicable variable margin based on our consolidated total leverage ratio and debt rating. The current applicable interest margin for the revolving credit facility and first-lien term loan is 2.25% for LIBOR loans and 1.25% for base rate loans based on our current Moody’s rating. As of January 3, 2010, interest on the first-lien term loan was accruing at 2.49%.

Borrowings under our revolving credit facility and the first-lien term loan are secured by substantially all of our assets, including, but not limited to, all accounts receivable, inventory, property and equipment and intangibles. The terms of the senior secured credit facilities require us to comply with financial covenants, including maintaining a leverage ratio, and entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under our senior secured credit facilities as of October 2, 2007 unless we satisfy specified coverage ratio tests. For the fiscal year ended January 3, 2010, we satisfied these tests.

In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities which expired in August 2009. The interest rate swap had an initial notional amount of $200 million which declined to $100 million after one-year under which, on a net settlement basis, we will make monthly fixed rate payments at the rate of 5.03% and the counterparty makes monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, we had fixed the interest rate for a two-year period subject to market-based interest rate risk on $200 million of borrowings for the first year and $100 million for the second year under our First Lien Credit Agreement. Our obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as our obligations under the First Lien Credit Agreement.

The terms of our senior secured credit facilities require us to comply with financial covenants, including maintaining a maximum leverage ratio (consolidated total debt to Adjusted EBITDA as defined in the agreement) of not greater than 4.5 to 1.0. As of January 3, 2010, our leverage ratio was 0.36 to 1.0. If we fail to comply with any of the financial covenants, the lenders may declare an event of default under the secured credit facility. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of repayment of the principal and interest outstanding and a termination of the revolving credit facility. The secured credit facility also contains non-financial covenants that restrict some of our activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. The secured credit facility also contains customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breaches of specified covenants, change in control and material inaccuracy of representations and warranties. We have been in compliance with all financial ratio and other covenants under our credit facilities during all reported periods, and we were in compliance with these covenants as of January 3, 2010.

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

Liquidity, capital resources and contractual cash requirement and commitments

We believe that cash flow from operations, cash on hand and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs, debt payments and planned capital expenditures over the next 12 months. As part of our business strategy, we intend to invest in improvements to our information technology systems. We opened 30 boutiques and 3 outlet stores in fiscal 2009 and plan to open approximately 20 new boutiques in fiscal 2010 which will require additional capital expenditures. Additionally, we also plan to continue to invest in our corporate infrastructure, particularly in support of our international growth. We may also look to acquire or invest in businesses or products complementary to our own. We anticipate that our capital expenditures in the fiscal year ending January 2, 2011 will be approximately $25.0 million. Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, as well as to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions, including the limited availability of capital in light of the recent financial crisis and continued volatility in financial conditions, and to financial, business and other factors, some of which are beyond our control.

Contractual commitments

We lease retail stores, warehouses, corporate offices and certain equipment under non-cancelable operating leases with various expiration dates through January 2021. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates as of January 3, 2010. These future payments are subject to foreign currency exchange rate risk. As of January 3, 2010, the scheduled maturities of our long-term contractual obligations were as follows:

	Payments Due by Period
	1-3 Years	4-5 Years	More than 5 Years	Total
	(amounts in millions)
Operating leases, net of sublease income	$61.6	$42.0	$70.7	$174.3
Principal payments on long-term debt, including the current portion	223.8	—	—	223.8
Interest payments on long-term debt, including the current portion(1)	9.5	—	—	9.5
Minimum royalties under licensing arrangements	0.2	—	—	0.2
Purchase obligations(2)	0.7	—	—	0.7

Total	$295.8	$42.0	$70.7	$408.5

(1)	For purposes of the table, interest expense is calculated for all periods based on the rate in effect as of January 3, 2010. A 1% change in interest rates on our variable rate debt would result in a change of $3.8 million in our total interest payments which would be in years 1-3.

(2)	Purchase obligations include agreements to purchase goods that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded.

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

Effects of inflation

Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation because they are short-term in nature. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not currently significantly affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products we offered for sale. In addition, an inflationary environment could materially increase the interest rates on our debt and reduce consumer’s discretionary spending.

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

Revenue recognition

We record revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Sales are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts and an amount established for anticipated product returns. Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. This accrual is calculated based on a history of actual returns, estimated future returns and any significant future known or anticipated events. Consideration of these factors results in an accrual for anticipated sales returns. Our standard terms for retail sales, including infomercial sales and sales company-owned boutiques, limit returns to approximately 30 to 60 days after the sale of the merchandise. For wholesale sales, as is customary in the beauty industry, we may allow returns from our wholesale customers if properly requested and approved. As a percentage of gross sales, returns were 4.0%, 4.3% and 4.9% in the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

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

Stock-based compensation

We account for stock-based compensation plans by measuring compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the requisite service period for awards expected to vest. Our calculation of stock-based compensation requires us to make a number of complex and subjective estimates and assumptions, including the fair value of our common stock, future forfeitures, stock price volatility, expected life of the options and related tax effects. Prior to our initial public offering, our Board of Directors determined the estimated fair value of our common stock on the date of grant based on a number of factors, most significantly the use of periodic contemporaneous valuations performed by a third-party valuation firm. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. Expected volatility of the stock is based on a blend of our peer group in the industry in which we do business and the historical volatility of our own stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. In the future, our expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record.

Derivative financial instruments

We account for derivative financial instruments as either assets or liabilities on the balance sheet and that they are measured at fair value. The fair value is estimated based on broker price quotations using market prices for those or similar instruments and represents the estimated amount that the Company would pay or receive to terminate the contract. Such quotes are assessed for reasonableness utilizing discounted cash flow analyses.

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

We utilize a two-step approach to recognize and measure uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We recognize accrued interest and penalties related to income tax matters in income tax expense.

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

During the fourth quarter of 2009, we adopted a new accounting standard on how to measure the fair value of a liability. The standard has three primary components: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available; 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption did not have any material impact on our results of operations or financial position.

Selected Quarterly Results of Operations

The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” in this Annual Report on Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. We use a 13- to 14-week fiscal quarter ending on the last Sunday of the quarter. The fourth quarter of fiscal year ended January 3, 2010 and December 28, 2008 contained 14 weeks and 13 weeks, respectively. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Unaudited Quarterly Consolidated Statements of Operations for Fiscal 2009

	Fiscal Quarter Ended
	March 29, 2009	June 28, 2009	September 27, 2009	January 3, 2010
	(in thousands, except per share data)
Sales, net	$124,253	$132,467	$135,710	$165,072
Cost of goods sold	33,337	35,533	34,819	42,098

Gross profit	90,916	96,934	100,891	122,974

Operating expenses:
Selling, general and administrative	54,062	56,165	56,950	62,050
Depreciation and amortization	4,094	4,247	4,609	4,990
Stock-based compensation	1,471	1,543	1,248	1,304

Total operating expenses	59,627	61,955	62,807	68,344

Operating income	31,289	34,979	38,084	54,630
Interest expense	(2,789)	(2,825)	(2,141)	(1,691)
Other income (expense), net	(438)	599	653	402

Income before provision for income tax	28,062	32,753	36,596	53,341
Provision for income taxes	11,373	12,991	13,948	14,291

Net income	$16,689	$19,762	$22,648	$39,050

Net income per common share:
Basic	$0.18	$0.22	$0.25	$0.42

Diluted	$0.18	$0.21	$0.24	$0.42

Unaudited Quarterly Consolidated Statements of Operations for Fiscal 2008

	Fiscal Quarter Ended
	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
	(in thousands, except per share data)
Sales, net	$140,358	$138,518	$130,199	$147,090
Cost of goods sold	38,657	39,017	35,354	41,662

Gross profit	101,701	99,501	94,845	105,428

Expenses:
Selling, general and administrative	50,464	50,691	51,208	56,202
Depreciation and amortization	2,621	2,821	3,065	3,542
Stock-based compensation	1,912	968	1,533	1,223

Total operating expenses	54,997	54.480	55,806	60,967

Operating income	46,704	45,021	39,039	44,461
Interest expense	(4,644)	(4,280)	(3,917)	(3,698)
Other income, net	707	(40)	24	128

Income before provision for income tax	42,767	40,701	35,146	40,891
Provision for income taxes	16,984	16,009	12,247	16,304

Net income	$25,783	$24,692	$22,899	$24,587

Net income per common share:
Basic	$0.28	$0.27	$0.25	$0.27

Diluted	$0.28	$0.26	$0.25	$0.26

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowings under our credit facilities. We had reduced our exposure to interest rate fluctuations by entering into an interest rate swap agreement covering a portion of our variable rate debt. In August 2007, we entered into a two-year interest rate swap transaction under our senior secured credit facilities. The interest rate swap had an initial notional amount of $200 million declining to $100 million after one-year under which, on a net settlement basis, we made monthly fixed rate payments at the rate of 5.03% and the counterparty made monthly floating rate payments based upon one-month U.S. dollar LIBOR. Our weighted average borrowings outstanding during the fiscal year ended January 3, 2010 were approximately $232.4 million and the annual effective interest rate for the period was 3.99%, after giving effect to the interest swap agreement. The interest rate swap agreement terminated in August 2009. A hypothetical 1% increase or decrease in interest rates would have resulted in a $2.3 million change to our interest expense in the fiscal year ended January 3, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bare Escentuals, Inc.

We have audited the accompanying consolidated balance sheets of Bare Escentuals, Inc. as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended January 3, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bare Escentuals, Inc. at January 3, 2010 and December 28, 2008, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles.

As described in Note 15, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bare Escentuals, Inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bare Escentuals, Inc.

We have audited Bare Escentuals, Inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bare Escentuals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bare Escentuals, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended January 3, 2010, of Bare Escentuals, Inc. and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

February 24, 2010

BARE ESCENTUALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 3, 2010	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$158,380	$47,974
Inventories	62,394	92,576
Accounts receivable, net of allowances of $7,195 and $8,930 at January 3, 2010 and December 28, 2008, respectively	41,306	42,304
Prepaid expenses and other current assets	14,263	10,302
Deferred tax assets, net	10,327	10,011

Total current assets	286,670	203,167
Property and equipment, net	82,454	71,157
Goodwill	15,409	15,409
Intangible assets, net	3,976	6,943
Other assets	3,696	3,105

Total assets	$392,205	$299,781

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$13,773	$17,216
Accounts payable	10,713	16,534
Accrued liabilities	27,167	20,260
Income taxes payable	1,684	3,053

Total current liabilities	53,337	57,063
Long-term debt, less current portion	210,035	223,808
Other liabilities	22,854	19,218

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 10,000 shares authorized at January 3, 2010 and December 28, 2008; zero shares issued and outstanding at January 3, 2010 and December 28, 2008	—	—
Common stock; $0.001 par value; 200,000 shares authorized at January 3, 2010 and December 28, 2008; 92,049 and 91,608 shares issued and outstanding at January 3, 2010 and December 28, 2008, respectively	92	92
Additional paid-in capital	431,470	425,352
Accumulated other comprehensive loss	(2,135)	(4,155)
Accumulated deficit	(323,448)	(421,597)

Total stockholders’ equity (deficit)	105,979	(308)

Total liabilities and stockholders’ equity (deficit)	$392,205	$299,781

See accompanying notes.

BARE ESCENTUALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Sales, net	$557,502	$556,165	$511,000
Cost of goods sold	145,787	154,690	147,558

Gross profit	411,715	401,475	363,442
Expenses:
Selling, general and administrative	229,227	208,565	180,338
Depreciation and amortization, relating to selling, general and administrative	17,940	12,049	7,277
Stock-based compensation, relating to selling, general and administrative	5,566	5,636	6,838

Operating income	158,982	175,225	168,989
Interest expense	(9,446)	(16,539)	(23,619)
Other income, net	1,216	819	1,706

Income before provision for income taxes	150,752	159,505	147,076
Provision for income taxes	52,603	61,544	59,008

Net income	$98,149	$97,961	$88,068

Net income per share:
Basic	$1.07	$1.07	$0.98

Diluted	$1.05	$1.05	$0.95

Weighted-average shares used in per share calculations:
Basic	91,851	91,408	90,278

Diluted	93,473	93,184	93,026

See accompanying notes.

BARE ESCENTUALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2006	89,316	$89	$378,063	$—	$(606,674)	$(228,522)
Cumulative effect on accumulated deficit related to the adoption of FIN 48	—	—	—	—	(952)	(952)
Common stock options exercised	1,168	1	1,814	—	—	1,815
Tax benefit related to stock option exercises and disqualifying disposition of shares	—	—	8,727	—	—	8,727
Stock-based compensation	—	—	6,838	—	—	6,838
Issuance of common stock, net of issuance costs	675	1	21,082	—	—	21,083
Comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	(19)	—	(19)
Unrealized loss on interest rate swap, net of tax	—	—	—	(1,525)	—	(1,525)
Net income	—	—	—		88,068	88,068

Total comprehensive income, net of tax						86,524

Balance at December 30, 2007	91,159	91	416,524	(1,544)	(519,558)	(104,487)
Common stock options exercised	449	1	1,388	—	—	1,389
Tax benefit related to stock option exercises and disqualifying disposition of shares	—	—	1,804	—	—	1,804
Stock-based compensation	—	—	5,636	—	—	5,636
Comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	(2,473)	—	(2,473)
Unrealized loss on interest rate swap, net of tax	—	—	—	(138)	—	(138)
Net income	—	—	—	—	97,961	97,961

Total comprehensive income, net of tax						95,350

Balance at December 28, 2008	91,608	92	425,352	(4,155)	(421,597)	(308)
Common stock options exercised	354	—	542	—	—	542
Issuance of common stock pursuant to employee stock plans	87	—	—			—
Tax benefit related to stock option exercises and disqualifying disposition of shares	—	—	10	—	—	10
Stock-based compensation	—	—	5,566	—	—	5,566
Comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	357	—	357
Unrealized gain on interest rate swap, net of tax	—	—	—	1,663	—	1,663
Net income	—	—	—	—	98,149	98,149

Total comprehensive income, net of tax						100,169

Balance at January 3, 2010	92,049	$92	$431,470	$(2,135)	$(323,448)	$105,979

See accompanying notes.

BARE ESCENTUALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Operating activities
Net income	$98,149	$97,961	$88,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	14,921	8,904	5,052
Amortization of intangible assets	2,967	2,965	2,225
Amortization of debt issuance costs	213	232	277
Stock-based compensation	5,566	5,636	6,838
Excess tax benefit from stock option exercises	(377)	(3,469)	(9,998)
Deferred income tax provision (benefit)	(154)	1,865	249
Loss on disposal of fixed assets	580	141	216
Changes in assets and liabilities:
Inventories	30,318	(34,707)	4,308
Accounts receivable	1,295	139	(12,011)
Income taxes	(1,373)	2,534	16,152
Prepaid expenses and other current assets	(3,908)	(1,157)	132
Other assets	(801)	(601)	(1,225)
Accounts payable and accrued liabilities	723	(8,335)	(4,098)
Other liabilities	5,123	650	1,190

Net cash provided by operating activities	153,242	72,758	97,375

Investing activities
Purchase of property and equipment	(26,672)	(38,143)	(25,986)
Proceeds from sale of property and equipment	—	1,299	—
Acquisition of business, net of cash and cash equivalents acquired	—	—	(18,694)

Net cash used in investing activities	(26,672)	(36,844)	(44,680)

Financing activities
Repayments on Senior Term Loans and First and Second Lien Credit Loans	(17,216)	(23,909)	(74,330)
Proceeds from issuance of common stock in public offerings	—	—	21,083
Excess tax benefit from stock option exercises and disqualifying disposition of shares	377	3,469	9,998
Exercise of stock options	542	1,389	1,815

Net cash used in financing activities	(16,297)	(19,051)	(41,434)
Effect of foreign exchange rate changes on cash	133	(1,006)	(19)

Net increase in cash and cash equivalents	110,406	15,857	11,242
Cash and cash equivalents, beginning of period	47,974	32,117	20,875

Cash and cash equivalents, end of period	$158,380	$47,974	$32,117

Supplemental disclosure of cash flow information
Cash paid for interest	$9,241	$16,863	$23,818

Cash paid for income taxes	$51,466	$56,696	$47,019

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

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31, based on a 52/53-week year. The fiscal year ended January 3, 2010 contained 53 weeks. The fiscal years ended December 28, 2008 and December 30, 2007 each contained 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The accounting estimates that require management’s most significant judgments include the estimate of sales returns, the valuation of inventory, the assessment of recoverability of intangible assets, the valuation and recognition of stock-based compensation, and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events through February 24, 2010, which is the date these financial statements were issued.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. Cash equivalents also include third-party credit card receivables because such amounts generally convert to cash within three days with little or no default risk.

Supply and Fulfillment Concentration Risks

All of the Company’s products are contract manufactured or supplied by third parties. The Company has long-term contracts with several of its suppliers. The terms of these contracts have various expiration dates through January 2014. The fact that the Company does not have long-term contracts with all of its third-party manufacturers means that those manufacturers could cease manufacturing the Company’s products at any time and for any reason.

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

For the years ended January 3, 2010, December 28, 2008 and December 30, 2007, approximately 44%, 43%, 47%, respectively, of the Company’s sales were generated through credit card sales to end customers. The Company uses a third party to process and collect its credit card receivables. The Company believes credit risks related to credit card receivables is not material as the time period to collection is short (generally three to five days) and the credit card receivables are not financed or concentrated at any single bank or financial institution. The Company also sells to third-party resellers and performs ongoing credit evaluations of trade accounts receivable due from third-party resellers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Generally, accounts receivable are past due after 30 to 60 days after an invoice date unless special payment terms are provided.

The table below sets forth the percentage of consolidated accounts receivable, net for customers who represented 10% or more of consolidated accounts receivable:

	January 3, 2010	December 28, 2008	December 30, 2007
Customer A	13%	15%	15%
Customer B	37%	19%	17%
Customer C	14%	39%	42%

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth the percentage of consolidated sales, net for customers who represented 10% or more of consolidated net sales:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Customer A	11%	12%	12%
Customer B	13%	12%	13%
Customer C	14%	16%	16%

As of January 3, 2010 and December 28, 2008, the Company had no off-balance sheet concentrations of credit risk.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swap agreements. The estimated fair value of cash, cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. At January 3, 2010, all of the Company’s outstanding debt is variable-rate debt. The estimated fair value of the Company’s variable-rate debt approximates its carrying value, since the rate of interest on the variable-rate debt is determined at a margin over LIBOR or the lenders’ base rate plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio, and such rates are revised frequently, based upon current LIBOR or the lenders’ base rate. Interest rate swap agreements are recorded at fair value, which is estimated based on broker price quotations using market prices for those or similar instruments and represents the estimated amount that the Company would pay or receive to terminate the contract. Such quotes are assessed for reasonableness utilizing discounted cash flow analyses.

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

The Company is required to perform an annual impairment test of goodwill and indefinite-lived intangible assets, which was performed during the fourth quarter of fiscal 2009. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill and indefinite-lived intangible assets at that date. In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to its various reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determine the carrying value (book value) of those reporting units. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge, if any. Through January 3, 2010, no impairment charge has been required.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method. Debt issuance costs paid directly to lending institutions are recorded as a debt discount, while debt issuance costs paid to third parties are recorded as other assets.

Amortization of loan costs for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, totaled $213,000, $232,000 and $277,000, respectively, and is included in interest expense in the consolidated statements of operations.

Stock-Based Compensation

Stock-based compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers actual forfeitures when estimating expected forfeitures. Actual results may differ substantially from these estimates.

The Company’s share-based compensation plans are described in Note 17. The compensation cost charged to operations under these plans was $5,566,000, $5,636,000 and $6,838,000 for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The Company records stock-based compensation on a separate operating expense line item in its statement of operations due to the fact that, to date, all of its stock-based awards have been made to employees whose salaries are classified as selling, general and administrative expenses.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average fair value of the stock options granted for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 was approximately $4.68, $4.69 and $14.90, respectively.

The Company estimates the grant-date fair value of stock options using a Black-Scholes valuation model using the weighted-average assumptions noted in the following table:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Expected dividend rate	0.00%	0.00%	0.00%
Expected volatility	73%	62%	45%
Risk-free interest rate	2.0%	1.9%	3.4%
Expected lives (years)	4.00 to 4.75	4.75	4.75 to 6.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Expected volatility of the stock for fiscal years 2009 and 2008 were based on the daily historical volatility of the Company’s own stock, with consideration given to volatility of companies of similar growth and maturity and of the Company’s peer group in the industry in which the Company does business. Expected volatility of the stock for 2007 was based on companies of similar growth and maturity and of the Company’s peer group in the industry in which the Company does business because the Company did not have sufficient historical volatility data for its own stock. The expected life of an option represents the period of time that options granted are expected to be outstanding. To date, the Company has elected to use the shortcut approach that is based on taking the average of the graded vesting period and the contractual term to develop the estimate of the expected term.

The risk-free rate is based on United States Treasury zero-coupon issues with a remaining term equal to the expected term of the options used in the Black-Scholes valuation model. In the future, the Company’s expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense the Company records.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either assets or liabilities on the balance sheet and they are measured at fair value. The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific asset or liability being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedging effectiveness. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in anticipated cash flow of hedged items. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is ineffective as a hedge, and changes in fair value of the instrument are recognized in net income.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

The Company records revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale), infomercial customers, and online shopping customers or when purchased by customers at Company-owned boutiques, each net of estimated returns. For consignment sales, which include sales to QVC, the Company recognizes sales, net of expected returns from consignees, upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. State and local sales taxes are presented on a net basis as the Company considers itself a pass-through conduit for collecting and remitting state and local sales taxes. Shipping terms are FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at retail locations. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company’s standard terms for retail sales, including infomercial sales and sales at Company-owned boutiques, limit returns to approximately 30 to 60 days after the sale of the merchandise. For wholesale sales, as is customary in the cosmetics industry, the Company allows returns from wholesale customers if properly requested and approved. The Company regularly evaluates returns and accrues for expected future returns that relate to sales prior to the balance sheet date utilizing a combination of historical and current trends.

Consideration Given to Customers

The Company provides consideration to certain retail customers which includes discounts and consideration to certain wholesale customers which includes cooperative advertising, free products, royalties and shared employee costs. These costs are recorded as a reduction of net sales in the accompanying consolidated statements of operations, unless the Company determines it has received an identifiable benefit and can reasonably estimate the fair value of that benefit, in which case the costs would be recorded as expenses. During the years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company recorded a reduction of sales of $19,225,000, $15,296,000 and $9,087,000, respectively. During the years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company recorded a charge to cost of goods sold totaling $3,741,000, $4,130,000 and $3,761,000, respectively. During the years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company recorded a charge to selling, general and administrative expenses totaling $710,000, $199,000 and $449,000, respectively.

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

Research and Development

Research and development costs are charged to operations as incurred and are recorded as selling, general and administrative expenses. Major components of research and development expenses consist of product formulation, testing, regulatory analysis, and compliance. Such costs totaled $738,000, $698,000 and $431,000 for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

Advertising Costs

The Company purchases commercial airtime on various television stations throughout the United States in order to air its direct-response program, or “infomercial.” The Company expenses costs associated with purchasing airtime as incurred. During the years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company incurred direct broadcast media costs of $22,859,000, $29,680,000 and $31,723,000, respectively.

The Company expenses production costs associated with advertising as incurred, except for production costs for its infomercials, which are capitalized and amortized over their expected period of future benefit. The capitalized production costs for each infomercial are amortized over a twelve-month period following the first airing of the infomercial. At January 3, 2010 and December 28, 2008, unamortized production costs totaling $319,000 and $375,000, respectively, were reported as assets in the accompanying consolidated balance sheets. During the years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company recorded amortization expense relating to infomercial production costs of $522,000, $1,023,000 and $730,000, respectively.

Other advertising costs such as media placements and public relations are expensed as incurred. Marketing brochures are accounted for as prepaid assets and are expensed based on usage, or at such time that they are no longer expected to be used, in which case their cost is expensed at that time. During the years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company incurred other advertising costs of $5,192,000, $3,834,000 and $4,736,000, respectively. All advertising and other related costs are recorded as selling, general and administrative expenses.

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

The Company utilizes a two-step approach to recognize and measure uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company recognizes accrued interest and penalties related to income tax matters in income tax expense.

Earnings per Share

A calculation of earnings per share, as reported, is as follows (in thousands, except per share data):

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Numerator:
Net income attributable to common stockholders, as reported	$98,149	$97,961	$88,068

Denominator:
Weighted average common shares used in per share calculations—basic	91,851	91,408	90,278

Add: Common stock equivalents from exercise of stock options	1,622	1,776	2,748

Weighted-average common shares used in per share calculations—diluted	93,473	93,184	93,026

Net income per share:
Basic, as reported	$1.07	$1.07	$0.98

Diluted, as reported	$1.05	$1.05	$0.95

Options to purchase 1,177,770 and 779,746, and 176,181 shares of common stock in the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively, were not included in the computation of net income per share attributable to common stockholders—diluted, as reported because their impact was anti-dilutive.

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

Recent Accounting Pronouncements

Effective July 29, 2009, the Company adopted a new accounting standard that establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the exclusive reference to be applied in the preparation of financial statements in conformity with GAAP. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on the Company’s results of operations or financial position.

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

During the fourth quarter of 2009, the Company adopted a new accounting standard on how to measure the fair value of a liability. The guidance has three primary components: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available; 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard had no financial impact on the Company’s results of operations or financial position.

3. Acquisition

On April 3, 2007, the Company completed its acquisition of United Kingdom-based Cosmeceuticals Limited (“Cosmeceuticals”), which distributes Bare Escentuals’ bareMinerals, md formulations and MD Forte brands primarily to spas and salons and QVC UK. The acquired entity has been renamed Bare Essentials UK Limited. The Company’s primary reason for the acquisition was to reacquire its distribution rights and to expand its market share. The consideration for the purchase was cash of $23.1 million, comprised of $22.4 million in cash consideration and $0.7 million of transaction costs. The Company’s consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results for the year ended December 30, 2007 have not been presented because the effect of the acquisition was not material.

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

4. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Net income	$98,149	$97,961	$88,068
Foreign currency translation adjustments, net of tax	357	(2,473)	(19)
Unrealized gain (loss) on interest rate swap, net of tax	1,663	(138)	(1,525)

Comprehensive income	$100,169	$95,350	$86,524

The components of accumulated other comprehensive loss were as follows (in thousands):

	January 3, 2010	December 28, 2008
Foreign currency translation adjustments, net of tax	$(2,135)	$(2,492)
Unrealized loss on interest rate swap, net of tax	—	(1,663)

Total accumulated other comprehensive loss	$(2,135)	$(4,155)

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories

Inventories consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
Work in process	$6,635	$14,058
Finished goods	55,759	78,518

	$62,394	$92,576

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
Furniture and equipment	$23,578	$16,749
Computers and software	29,574	22,347
Leasehold improvements	56,508	45,959

	109,660	85,055
Accumulated depreciation and amortization	(29,220)	(17,285)

	80,440	67,770
Construction-in-progress	2,014	3,387

Property and equipment, net	$82,454	$71,157

7. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
Customer relationships	$8,000	$8,000
Trademarks	3,233	3,233
Domestic customer base	939	939
International distributor base	820	820
Non-compete agreements	900	900

	13,892	13,892
Accumulated amortization	(9,916)	(6,949)

Intangible assets, net	$3,976	$6,943

The aggregate amortization expense of $2,967,000, $2,965,000 and $2,225,000 for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations.

Estimated amortization expense as of January 3, 2010 to be recognized for the fiscal year ended January 2, 2011 is $743,000. As of January 2, 2011, all amortizable intangible assets will be fully amortized.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Assets

Other assets consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
Debt issuance costs, net of accumulated amortization of $783 and $570 at January 3, 2010 and December 28, 2008, respectively	$335	$548
Other assets	3,361	2,557

	$3,696	$3,105

9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
Employee compensation and benefits	$10,986	$6,793
Gift certificates and customer liabilities	3,744	2,817
Sales taxes and local business taxes	3,000	1,983
Royalties	1,553	1,646
Interest	62	311
Other	7,822	6,710

	$27,167	$20,260

10. Revolving Lines of Credit

The Company has established with its lenders a revolving credit facility of up to $25,000,000 (the “Revolver”), the proceeds of which are available to provide financing for working capital and other general corporate purposes of the Company and its subsidiaries. The Revolver has a term of six years expiring on February 18, 2011. At January 3, 2010, $24,284,000 was available for borrowing and $716,000 was outstanding in standby letters of credit. Amounts available under the Revolver are based on eligible collateral that includes certain accounts receivable and inventory and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit.

Borrowings under the Revolver bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin based on a grid in which the pricing depends on the Company’s consolidated total leverage ratio (2.25% plus LIBOR or 1.25% plus lenders’ base rate; actual rate of 2.49% at January 3, 2010 and 2.76% at December 28, 2008). The Company is also required to pay commitment fees of 0.5% per annum on any unused portions of the facility.

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
First Lien Term Loans	$223,808	$241,024
Less current portion	(13,773)	(17,216)

Total long-term debt, net of current portion	$210,035	$223,808

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

First Lien Term Loans

As of January 3, 2010, $223,808,000 was outstanding on the First Lien Term Loans. The First Lien Term Loans have an original term of seven years expiring on February 18, 2012 and bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of January 3, 2010 and December 28, 2008, the interest rates on the First Lien Term Loans were accruing at 2.49% and 2.76%, respectively (without giving effect to the interest rate swap agreement).

Borrowings under the Revolver (Note 10) and the First Lien Term Loans are secured by substantially all of the Company’s assets, including, but not limited to, all accounts receivable, inventory, property and equipment, and intangibles. The terms of the senior secured credit facilities require the Company to comply with financial covenants, including maintaining a leverage ratio, entering into interest rate swap or similar agreements with respect to 40% of the principal amounts outstanding under the Company’s senior secured credit facilities as of October 2, 2007, unless the Company satisfies specified coverage ratio tests. The secured credit facility also contains nonfinancial covenants that restrict some of the Company’s activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments and engage in specified transactions with affiliates. For the fiscal year January 3, 2010, the Company satisfied its financial and nonfinancial covenants.

Scheduled Maturities of Long-Term Debt

At January 3, 2010, future scheduled principal payments on long-term debt were as follows (in thousands):

Year ending:
January 2, 2011	$13,773
January 1, 2012	158,386
December 30, 2012	51,649

$223,808

12. Derivative Financial Instruments

The Company is exposed to interest rate risks primarily through borrowings under its senior secured credit facilities. Interest on all of the Company’s borrowings under its senior secured credit facilities is based upon variable interest rates. As of January 3, 2010, the Company had borrowings of $223.8 million outstanding under its senior secured credit facilities which bear interest at a rate equal to, at the Company’s option, either LIBOR or the lenders’ base rate, plus an applicable margin varying based on the Company’s consolidated total leverage ratio. As of January 3, 2010, the interest rate on the First Lien Term Loan was accruing at 2.49%. At all times after October 2, 2007, the Company is required under its senior secured credit facilities to enter into interest rate swap or similar agreements with respect to at least 40% of the outstanding principal amount of all loans under its senior loan facilities, unless the Company satisfies specified coverage ratio tests. As of January 3, 2010, the Company satisfied these tests.

In August 2007, the Company entered into a two-year interest rate swap agreement under the Company’s senior secured credit facilities which expired in August 2009. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had an initial notional amount of $200 million which declined to $100 million after one year under which, on a net settlement basis, the Company made monthly fixed rate payments, excluding a margin of 2.25%, at the rate of 5.03% and the counterparty made monthly floating rate payments based upon one-month U.S. dollar LIBOR. As a result of the interest rate swap transaction, the Company fixed for a two-year period the interest rate subject to market based interest rate risk on $200 million of

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrowings for the first year and $100 million of borrowings for the second year under its First Lien Credit Agreement. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the First Lien Credit Agreement.

The following table summarizes the fair value and presentation within the consolidated balance sheets for derivatives designated as hedging instruments (in thousands):

	Liability Derivative
	January 3, 2010		December 28, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap	Other liabilities	$—	Other liabilities	$2,752

The following table presents the impact of derivative instruments and their location within the consolidated statements of operations and accumulated other comprehensive income (AOCI) (in thousands):

Derivatives in Cash Flow Hedging Relationships

	Amount of (Gain) Loss Recognized in AOCI on Derivatives (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)			Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
	Year ended			Year ended			Year ended
	January 3, 2010	December 28, 2008	December 30, 2007	January 3, 2010	December 28, 2008	December 30, 2007	January 3, 2010	December 28, 2008	December 30, 2007
Interest rate swap, net of tax	$(1,663)	$138	$1,525	$—	$—	$—	$—	$—	$—

13. Commitments and Contingencies

Lease Commitments

The Company leases retail boutiques, distribution facilities, office space and certain office equipment under non-cancelable operating leases with various expiration dates through January 2021. Additionally, the Company subleases certain real property to third parties. Portions of these payments are denominated in foreign currencies and were translated in the tables below based on their respective U.S. dollar exchange rates as of January 3, 2010. These future payments are subject to foreign currency exchange rate risk. The future minimum annual payments and anticipated sublease income under such leases in effect at January 3, 2010, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
Year ending:
January 2, 2011	$20,525	$24	$20,501
January 1, 2012	20,503	24	20,479
December 30, 2012	20,628	1	20,627
December 29, 2013	21,035	—	21,035
December 28, 2014	20,945	—	20,945
Thereafter	70,673	—	70,673

	$174,309	$49	$174,260

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Many of the Company’s retail boutique leases require additional contingent rents when certain sales volumes are reached. Total rent and rent related expenses were $27,075,000, $20,283,000 and $12,906,000 for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively, which included $533,000, $1,271,000 and $2,028,000 of contingent rents, respectively. Several leases entered into by the Company include options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inceptions.

As of January 3, 2010, under the terms of its corporate office lease and the lease of one of its company-owned boutiques, the Company had outstanding irrevocable standby letters of credit of $100,000 and $396,000, respectively, to the lessors for the terms of the leases.

Royalty Agreements

The Company is a party to a license agreement (the “License”) for use of certain patents associated with some of the skin care products sold by the Company. The License requires that the Company pay a quarterly royalty of 4% of the net sales of certain skin care products for an indefinite period of time, with minimum annual royalty payments of $600,000 from the Company. The Company can terminate the agreement at any time with six months written notice. The Company’s royalty expense under the License for each of the years ended January 3, 2010, December 28, 2008 and December 30, 2007, was $600,000.

In March 2009, the Company entered into a new agreement for the license rights to proprietary mineral extraction technology and a limited exclusive right to purchase certain ingredients based on such technology. The license is exclusive to the Company for a specified period from the date of the agreement in certain defined fields of use and is otherwise nonexclusive for the term of the agreement. However, the Company has the right to extend the term of the exclusivity in the defined fields of use to the full term of the agreement upon a one-time payment of a specified amount or achievement of a specified level of annual aggregate gross revenues from the sale of licensed products in the defined fields of use. The Company is required to pay three lump-sum commencement payments over the course of the first year of the term of the agreement. In addition, on a quarterly basis during the term of the agreement, the Company is required to pay royalties on its net revenue resulting from the sale of products containing the licensed ingredients. Such royalties are not subject to any minimum annual amounts. The new agreement has an initial term of 10 years. As a result of the new agreement, the Company’s previous agreement was terminated. The Company’s expense under this agreement was $646,000, $1,035,000 and $876,000 for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

Contingencies

Beginning on July 17, 2009, three purported stockholder class actions were filed in the United States District Court for the Northern District of California against the Company, certain of its current and former officers and directors and the underwriters for its initial public offering and March 2007 secondary offering. On October 15, 2009, the court consolidated the three cases into the first-filed case (C-09-03268 PJH) and appointed Westmoreland County Retirement System and Vincent J. Takas as lead plaintiffs and their counsel as lead plaintiffs’ counsel. Lead plaintiffs filed a consolidated complaint on December 23, 2009. The consolidated complaint purports to be brought on behalf of persons who purchased the Company’s stock on the open market between September 28, 2006 and October 31, 2008 and persons who purchased the Company’s stock pursuant its initial public offering and March 2007 registration statements and prospectuses. The consolidated complaint alleges that the Company, certain of its current and former officers and directors, and the underwriters for the Company’s initial public offering and March 2007 secondary offering violated the Securities Act of 1993 and the Securities Exchange Act of 1934 by making false or misleading statements about the Company’s business and

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prospects in violation of Section 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and by making material misstatements in the registration statements pertaining to our initial public offering and March 2007 secondary offering, in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint seeks class certification, compensatory damages, extraordinary, equitable and/or injunctive relief, disgorgement, attorneys’ fees and costs, and such other relief as the court may deem proper. The defendants will file motions to dismiss the consolidated complaint.

In addition, the Company is subject to various claims and legal actions during the ordinary course of its business. The Company believes that currently none of these claims or legal actions would have a material adverse impact on the Company’s financial position, results of operations or potential performance.

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

As of January 3, 2010 and December 28, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities included the Company’s interest rate swap agreement and certain investments associated with the Company’s Long-Term Employee-Related Benefits Plan. The fair value of the Company’s interest rate swap agreement was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The interest rate swap agreement expired in August 2009. The fair value of the Company’s investments associated with its Long-Term Employee-Related Benefits Plan was based on third-party reported net asset values, which was primarily based on quoted market prices of the underlying assets of the funds, and have been categorized as Level 2.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Other assets:
Deferred compensation	$1,429	$—	$1,429	$—

Other liabilities:
Deferred compensation	$739	$—	$739	$—

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Other assets:
Deferred compensation	$1,232	$—	$1,232	$—

Other liabilities:
Interest rate swap	$2,752	$—	$2,752	$—
Deferred compensation	886	—	886	—

Total liabilities	$3,638	$—	$3,638	$—

15. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Current:
Federal	$42,119	$46,767	$47,010
State	9,085	11,787	10,969
Non-U.S.	2,119	1,032	—

	53,323	59,586	57,979
Deferred:
Federal	638	3,271	704
State	(179)	(457)	325
Non-U.S.	(1,179)	(856)	—

	(720)	1,958	1,029

Provision for income taxes	$52,603	$61,544	$59,008

A net tax benefit of $10,000, $1,804,000 and $8,727,000 related to the exercise of nonqualified stock options was credited to additional paid-in capital and decreased the amount of taxes payable during the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

In fiscal year 2009 the Company recognized a tax benefit of $1,720,000 for qualified domestic production activities incurred during the year. Additionally, the tax benefit for a refund claim of $3,824,000 for qualified domestic production activities incurred during fiscal periods 2006 through 2008 was recognized in fiscal year 2009.

Income before provision for income taxes consists of the following (in thousands):

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
United States	$145,695	$158,612	$146,519
International	5,057	893	557

Total	$150,752	$159,505	$147,076

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between the Company’s effective income tax rate and the United States federal income tax rate is summarized as follows:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	4.6	5.0
Foreign income at other than U.S. rates	(0.2)	(0.1)	(0.1)
Domestic production activities deduction	(3.6)	—	—
Unrecognized tax benefit and settlement	(0.2)	(1.0)	—
Other	0.2	0.1	0.2

Effective tax rate	34.9%	38.6%	40.1%

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
Inventory valuation	$4,004	$4,094
Accruals and allowances	4,044	4,680
Deferred rent	3,465	2,449
Stock-based compensation	4,558	2,950
Capitalized loan costs	502	740
Interest rate swap	—	1,090
Other	226	109

Total deferred tax assets	16,799	16,112
Trademarks and other intangible assets	(1,826)	(2,521)
Deferred income	(684)	(812)
Property and equipment, net	(9,797)	(7,196)
Prepaid expenses	(558)	(704)

Total deferred tax liabilities	(12,865)	(11,233)

Net deferred tax assets	$3,934	$4,879

The deferred tax assets and liabilities presented above are classified in the accompanying consolidated balance sheets as follows (in thousands):

	January 3, 2010	December 28, 2008
Net current deferred tax assets	$10,327	$10,011
Net noncurrent deferred tax liabilities (included in other liabilities)	(6,393)	(5,132)

Net deferred tax assets	$3,934	$4,879

The Company records United States income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside of the United States. As of January 3, 2010, the cumulative amount of undistributed earnings considered permanently reinvested is $10,357,000. The determination of the unrecognized deferred tax liability on these earnings is not practicable. If management decides to remit these permanently reinvested earnings to the United States in a future period, our provision for income taxes may increase materially in that period.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2007, the Company adopted an accounting standard for how to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As a result of the adoption, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $952,000 cumulative effect adjustment to increase the beginning balance of accumulated deficit on the Company’s balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 3, 2010	December 28, 2008
Beginning Balance	$3,077	$4,728
Additions based on tax positions related to the current year	2,976	73
Additions based on tax positions related to the prior year	2,549	1,482
Reductions based on tax positions related to the prior year	(2,750)	—
Settlements	(48)	(723)
Reduction for lapse of statute of limitations	(247)	(2,483)

Ending Balance	$5,557	$3,077

As of January 3, 2010, the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,796,000.

During the year ended January 3, 2010 and December 28, 2008, the Company recognized a benefit of approximately $44,000 and $160,000 on interest, net of tax, due to the lapse of statute and settlement of audits, respectively. During the year ended December 30, 2007, the Company recognized approximately $463,000 of interest expense. As of January 3, 2010 and December 28, 2008, the Company had approximately $260,000 and $304,000 of accrued interest, net of tax, related to uncertain tax positions, respectively.

Included in the balance of unrecognized tax benefits at January 3, 2010 and December 28, 2008 are tax positions of $1,761,000 and $2,513,000, respectively, for which the ultimate recognition is highly certain but for which there is uncertainty about the timing of such recognition. Because of the impact of deferred income tax accounting, other than for interest and penalties, these items would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company does not expect any material change to its gross unrecognized tax benefits balance within the next twelve months.

The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The 2006 and subsequent year federal tax returns are subject to examination. The tax years subsequent to 2004 remain open to examination by certain major state taxing jurisdictions in the United States.

16. Stockholders’ Equity

Preferred Stock

At January 3, 2010, the Company had authorized 10,000,000 shares of undesignated preferred stock and there were no shares of preferred stock issued or outstanding. The board of directors has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock

At January 3, 2010, the Company had authorized and outstanding 200,000,000 and 92,048,851 shares of common stock, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the preferential rights of any preferred stock outstanding. At January 3, 2010, no shares of common stock were subject to repurchase by the Company pursuant to the Company’s Stockholders Agreement dated June 10, 2004, as amended to date.

Common Stock Reserved for Future Issuance

The Company has reserved shares of common stock for issuance in connection with the following:

	January 3, 2010	December 28, 2008
Stock options outstanding	4,874,430	5,069,079
Stock options available for grant	3,972,603	4,131,681

	8,847,033	9,200,760

17. Stock-Based Employee Compensation Plans

2004 Equity Incentive Plan

On June 10, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The Company reserved a total of 11,564,718 shares for grants under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified stock options for common stock to employees, directors, consultants, and other associates. The options generally vest over a period of four or five years from the date of grant and have a maximum term of ten years. The estimated per share fair value of the Company’s common stock at the date of grant for options granted under the 2004 Plan was determined by the Board of Directors based on contemporaneous valuations from a third-party valuation firm obtained in January 2006, April 2006 and June 2006.

In conjunction with the adoption of the 2006 Equity Incentive Award Plan in September 2006, no additional options were permitted to be granted under the 2004 Plan. In addition, any outstanding options cancelled under the 2004 Plan subsequent to the effectiveness of the 2006 Equity Incentive Award Plan on September 28, 2006, became available to grant under the 2006 Equity Incentive Award Plan.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity under the 2004 Plan is set forth below.

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2006	—	6,211,293	$2.68
Exercised	—	(1,167,797)	1.55
Canceled	679,360	(679,360)	5.45
Rolled over to 2006 Plan	(679,360)	—	—

Balance at December 30, 2007	—	4,364,136	2.56
Exercised	—	(448,583)	3.08
Canceled	364,824	(364,824)	3.78

Cancellation of remaining options available for grant (Rolled over to 2006 Plan)	(364,824)	—	—
Balance at December 28, 2008	—	3,550,729	2.37
Exercised	—	(342,164)	1.39
Canceled	82,258	(82,258)	5.57
Cancellation of remaining options available for grant (Rolled over to 2006 Plan)	(82,258)	—	—

Balance at January 3, 2010	—	3,126,307	$2.39

At January 3, 2010 and December 28, 2008, total outstanding options vested under the 2004 Plan were 2,642,471 and 1,566,560, at a weighted-average exercise price of $1.70 and $1.85, respectively.

2006 Equity Incentive Award Plan

On September 12, 2006, the Company’s stockholders approved the 2006 Equity Incentive Award Plan (the “2006 Plan”) for executives, directors, employees and consultants of the Company. A total of 4,500,000 shares of the Company’s Common Stock were authorized for issuance under the 2006 Plan. To the extent outstanding awards under the 2004 Plan expire or are canceled without having been exercised in full or are repurchased or forfeited following the effective date of the 2006 Plan, the shares of common stock subject to such awards will be available for future issuance under the 2006 Plan. Stock options are granted with an exercise price equal to the closing market price of the Company’s Common Stock at the date of grant and restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are granted with an exercise price at par value. Stock options generally vest over a period of four to five years from the date of grant and have a maximum term of ten years. Restricted stock general vest over a period of one to four years from the date of grant and are valued based on the closing market price per share of the Company’s common stock on the date of grant.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity under the 2006 Plan is set forth below:

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2006	4,441,947	164,250	$30.95
Rolled over from 2004 Plan	679,360	—	—
Granted	(262,650)	262,650	30.02
Canceled	76,100	(76,100)	34.26

Balance at December 30, 2007	4,934,757	350,800	29.53
Rolled over from 2004 Plan	364,824	—	—
Granted	(1,373,800)	1,373,800	9.93
Exercised	—	(350)	22.00
Canceled	205,900	(205,900)	25.40

Balance at December 28, 2008	4,131,681	1,518,350	12.36
Rolled over from 2004 Plan	82,258	—	—
Granted	(591,235)	591,235	7.92
Exercised	—	(11,563)	5.70
Canceled	349,899	(349,899)	11.31

Balance at January 3, 2010	3,972,603	1,748,123	$11.11

At January 3, 2010 and December 28, 2008, total outstanding options vested under the 2006 Plan were 357,164 and 76,159 at a weighted-average exercise price of $15.45 and $29.17, respectively.

Additional information under the 2004 Plan and the 2006 Plan regarding options outstanding as of January 3, 2010 is as follows:

Range of Exercise Prices	Outstanding				Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$0.46	1,981,960	4.64	$0.46		1,981,960	4.64	$0.46
$0.64-4.30	1,291,243	5.90	3.36		442,755	5.78	2.75
$5.02-12.00	1,084,902	6.42	8.59		394,166	6.42	8.09
$13.12-22.00	219,950	5.89	17.95		75,043	5.38	20.05
$22.01-39.56	296,375	5.96	28.17		105,711	6.16	30.04

	4,874,430		$5.52	$38,712,612	2,999,635		$3.34	$29,147,468

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s outstanding nonvested options under the 2004 Plan and the 2006 Plan are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	6,108,402	$4.54
Granted	262,650	14.90
Vested	(1,653,792)	3.66
Forfeited	(754,560)	9.72

Nonvested at December 30, 2007	3,962,700	4.60
Granted	1,373,800	4.69
Vested	(1,363,032)	3.62
Forfeited	(547,108)	7.21

Nonvested at December 28, 2008	3,426,360	4.61
Granted	591,235	7.92
Vested	(1,762,267)	3.47
Forfeited	(380,533)	5.13

Nonvested at January 3, 2010	1,874,795	$6.62

As of January 3, 2010, there was $8,346,000 of total unrecognized compensation cost related to nonvested awards. This cost is expected to be recognized over a weighted-average period of 2.34 years. The total fair value of options vested during the years ended January 3, 2010, December 28, 2008 and December 30, 2007 were $6,118,000, $4,930,000 and $6,059,000, respectively.

The total cash received from employees as a result of employee stock option exercises under all plans for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 were $542,000, $1,389,000 and $1,815,000, respectively. In connection with these exercises, the tax benefits realized by the Company for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 were $377,000, $3,469,000 and $9,998,000, respectively. The total intrinsic value of options exercised for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 were $1,498,000, $6,375,000 and $28,610,000, respectively.

A summary of RSA and RSU activity under the 2006 Plan is set forth below:

Shares
Balance at December 30, 2007	—
Granted	50,000

Balance at December 28, 2008	50,000
Granted	116,947
Vested	(12,500)
Canceled	(37,500)

Balance at January 3, 2010	116,947

The weighted average fair value of RSAs and RSUs granted during years ended January 3, 2010 and December 28, 2008 were $5.81 and $19.88, respectively. The total fair value of RSAs vested during the year ended January 3, 2010 was $248,000. There were no RSAs or RSUs that vested during the year ended December 28, 2008.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Long-Term Employee Related Benefits

The Company has adopted a non-qualified deferred compensation plan for certain executives. As of January 3, 2010 and December 28, 2008, plan liabilities totaled $739,000 and $886,000, respectively, which is associated with funds held in an irrevocable grantor’s trust (“Rabbi Trust”). The deferred compensation plan obligations are payable in cash upon retirement, termination of employment, and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan.

The obligations of the Company under the Rabbi Trust consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Rabbi Trust, (ii) additional amounts, if any, that the Company may, from time to time, credit to the Rabbi Trust, and (iii) notional earnings on the foregoing amounts. The Rabbi Trust assets are subject to the claims of the Company’s creditors in the event of the Company’s insolvency. The assets of the Rabbi Trust and the Company’s liability to the Plan participants are reflected in “Other assets” and “Other liabilities,” respectively, on the Company’s consolidated balance sheet. The securities that comprise the assets of the Rabbi Trust are designated as trading securities. Expenses accrued under the plan are included in selling, general and administrative expenses.

19. Defined Contribution Plan

The Company has adopted a defined contribution plan (the “Plan”) in the United States pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). All eligible full- and part-time employees of the Company who meet certain age and service requirements may participate in Plan. Participants may contribute up to the maximum allowable under the Code. The Plan also allows for discretionary contributions by the Company. In the year ended January 3, 2010, the Company made matching contributions to the 401(k) plan equal to 100% of each participating employee’s contribution, up to 2% of the employee’s salary. In the years ended December 28, 2008 and December 30, 2007, the Company made matching contributions equal to 50% of each participating employee’s contribution, up to 8% of the employee’s salary. Such discretionary contributions vest ratably over three years, as long as the participant remains employed with the Company. Matching contributions aggregated $573,000, $989,000 and $340,000 for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively, recorded as selling, general and administrative expenses in the accompanying statements of operations.

20. Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities about where separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assessing performance.

One of the Company’s key objectives is the further expansion of its business internationally and as a consequence, the operating results that the CODM reviews to make decisions about resource allocations and to assess performance are geographically focused. The North America Retail segment includes all products marketed in the United States and Canada and consists of sales to end users either directly through company-owned boutiques or through third-party resellers in a branded, prestige retail environment. The North America Direct to Consumer segment includes all products marketed in the United States and Canada and consists of sales to end users through television or online media to end users who then receive their product via mail. The International segment includes all operations outside the United States and Canada, regardless of method of delivery to the end user. Prior to fiscal 2008, the Company’s operating segments were Retail and Wholesale.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The following table presents certain financial information for each segment. Operating income is the gross margin of the segment less direct expenses of the segment. Some direct expenses, such as media and advertising spend, benefit the performance of more than one segment, but these expenses are recorded in the segment they directly relate to and are not allocated to each segment. The Corporate column includes unallocated selling, general and administrative expenses, depreciation and amortization and stock-based compensation expenses. Corporate selling, general and administrative expenses include headquarters facilities costs, distribution center costs, product development costs, corporate headcount costs and other corporate costs, including information technology, finance, accounting, legal and human resources costs. These items, while often times related to the operations of a segment, are not considered by segment operating management and the CODM in assessing segment performance.

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Year ended January 3, 2010
Sales, net	$346,459	$138,755	$72,288	$—	$557,502
Cost of goods sold	82,169	41,743	21,875	—	145,787
Gross profit	264,290	97,012	50,413	—	411,715
Operating expenses:
Selling, general and administrative	98,390	41,104	22,046	67,687	229,227
Depreciation and amortization	6,315	7	4,324	7,294	17,940
Stock-based compensation	—	—	—	5,566	5,566

Total expenses	104,705	41,111	26,370	80,547	252,733

Operating income (loss)	159,585	55,901	24,043	(80,547)	158,982
Interest expense					(9,446)
Other income, net					1,216

Income before provision for income taxes					150,752
Provision for income taxes					52,603

Net income					$98,149

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Year ended December 28, 2008
Sales, net	$320,008	$170,229	$65,928	$—	$556,165
Cost of goods sold	80,983	51,961	21,746	—	154,690

Gross profit	239,025	118,268	44,182	—	401,475
Operating expenses:
Selling, general and administrative	77,394	54,241	13,713	63,217	208,565
Depreciation and amortization	3,536	28	3,683	4,802	12,049
Stock-based compensation	—	—	—	5,636	5,636

Total expenses	80,930	54,269	17,396	73,655	226,250

Operating income (loss)	158,095	63,999	26,786	(73,655)	175,225
Interest expense					(16,539)
Other income, net					819

Income before provision for income taxes					159,505
Provision for income taxes					61,544

Net income					$97,961

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	North America Retail	North America Direct to Consumer	International	Corporate	Total
Year ended December 30, 2007
Sales, net	$279,016	$191,867	$40,117	$—	$511,000
Cost of goods sold	76,030	56,086	15,442	—	147,558

Gross profit	202,986	135,781	24,675	—	363,442
Operating expenses:
Selling, general and administrative	51,131	64,487	9,832	54,888	180,338
Depreciation and amortization	1,729	28	2,451	3,069	7,277
Stock-based compensation	—	—	—	6,838	6,838

Total expenses	52,860	64,515	12,283	64,795	194,453

Operating income (loss)	150,126	71,266	12,392	(64,795)	168,989
Interest expense					(23,619)
Other income, net					1,706

Income before provision for income taxes					147,076
Provision for income taxes					59,008

Net income					$88,068

The Company’s long-lived assets, excluding goodwill and intangibles, by segment were as follows (in thousands):

	January 3, 2010	December 28, 2008
North America Retail	$46,112	$39,252
North America Direct to Consumer	—	84
International	7,729	2,594
Corporate	29,995	30,412

	$83,836	$72,342

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

	January 3, 2010	December 28, 2008	December 30, 2007
United States	$76,107	$69,390	$42,191
International	7,729	2,952	2,262

	$83,836	$72,342	$44,453

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No individual country or geographical area outside of the United States accounted for more than 10% of net sales in any of the periods presented. The Company’s sales by geographic area were as follows (in thousands). For the table below, Canada is included in International.

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
United States	$482,172	$489,004	$470,883
International	75,330	67,161	40,117

Sales, net	$557,502	$556,165	$511,000

21. Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged against sales	Charged against expenses	Deductions		Balance at end of period
Year ended January 3, 2010:
Allowance for doubtful accounts and returns recorded in accounts receivable	$8,930	$15,835	$1,773	$19,343	(1)	$7,195
Allowance for returns recorded in accrued liabilities	1,421	$12,403	—	11,910	(2)	1,914
Year ended December 28, 2008:
Allowance for doubtful accounts and returns recorded in accounts receivable	$7,638	$20,648	$1,789	$21,145	(1)	$8,930
Allowance for returns recorded in accrued liabilities	1,501	$13,009	—	13,089	(2)	1,421
Year ended December 30, 2007:
Allowance for doubtful accounts and returns recorded in accounts receivable	$3,427	$20,185	$827	$16,801	(1)	$7,638
Allowance for returns recorded in accrued liabilities	1,380	13,607	—	13,486	(2)	1,501

(1)	Represents write off of uncollectible accounts, actual returns taken and consideration provided to certain customers.

(2)	Represents actual returns taken.

22. Subsequent Events

Potential Merger with Shiseido Company, Limited

On January 14, 2010, Bare Escentuals, Inc., Shiseido Company, Limited, a Japanese corporation (“Shiseido”), and Blush Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Shiseido (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Purchaser agreed to commence a tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock, par value $0.001 per share, at a price of $18.20 per share, net to the holder thereof in cash.

The Offer was commenced by Purchaser on January 25, 2010 and will remain open until 12:00 midnight, Eastern Time, on March 8, 2010, subject to periods of extension through May 31, 2010 if the conditions to the Offer have not been satisfied at the end of the Offer period (subject to the parties’ termination rights under the Merger Agreement). Purchaser’s obligation to accept for payment and pay for all shares tendered is subject to a number of conditions, including: (i) at least a majority of the shares then outstanding, on a fully diluted basis, having been validly tendered in (and not withdrawn from) the Offer, (ii) the continued employment of Leslie

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Blodgett as the Company’s Chief Executive Officer and her ability to fulfill her duties in such capacity, (iii) the receipt of required regulatory approvals, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iv) the absence of a material adverse effect on the Company, (v) the continuation of the Ancillary Agreements (as defined in the Merger Agreement) entered into in connection with the Merger Agreement, including the Stockholders Support Agreement and Contribution Agreement described below, and (vi) other customary conditions. The completion of the Offer is not contingent upon the receipt of financing by Shiseido or Purchaser.

In connection with and as a condition to the Offer, Leslie Blodgett has entered into a Contribution Agreement. Subject to the terms and conditions of the Contribution Agreement, Ms. Blodgett has agreed, among other things, (i) immediately following consummation of the Offer, a trust affiliated with Ms. Blodgett will contribute all of the shares beneficially owned by it to an indirect wholly-owned subsidiary of Shiseido in exchange for cash and an indirect ownership interest in the Company and (ii) if required, to vote her shares in favor of adoption of the Merger Agreement. Each share owned by Ms. Blodgett will be converted into the right to receive $18.20 in cash pursuant to the Merger. The Contribution Agreement will terminate upon the earlier to occur of the termination of the Merger Agreement and the effective date of the Merger. In addition, in connection with and as a condition to the Offer, Berkshire Partners LLC and certain of its affiliated funds (each, a “Berkshire Investor,” and collectively, the “Berkshire Investors”) have entered into a Stockholders Support Agreement. Subject to the terms and conditions of the Stockholders Support Agreement, each Berkshire Investor has agreed (i) to tender all of its beneficially owned shares in the Offer and (ii) if required, to vote all of its beneficially owned shares in favor of the adoption of the Merger Agreement. The Stockholders Support Agreement will terminate upon the earlier to occur of the termination of the Merger Agreement and the effective date of the Merger.

Following the consummation of the Offer and contribution of shares by Ms. Blodgett’s affiliated trust as described above, subject to customary conditions (including receipt of the requisite approval of the Company’s stockholders, if required under applicable law), Purchaser will be merged with and into the Company (the “Merger”), with the Company as the surviving corporation. In the Merger, each outstanding share (other than shares with respect to which appraisal rights are properly exercised) will be converted into the right to receive $18.20 in cash. The parties have agreed that if, following completion of the Offer, Purchaser owns at least 90% of the then outstanding shares, the Merger will be completed without a meeting of Company stockholders pursuant to Delaware’s “short form” merger statute. In furtherance thereof, Purchaser may, but is not required to, provide for a “subsequent offering period” in accordance with applicable law following the consummation of the Offer in order to seek additional shares to facilitate the consummation of the Merger using such short form merger procedures.

The Merger Agreement contains customary representations, warranties and covenants of the parties. Under the terms of the Merger Agreement, the Company has also agreed to certain covenants prohibiting the Company from soliciting, or providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that are, or may reasonably be expected to become, a Superior Proposal (as defined in the Merger Agreement). The Merger Agreement contains customary termination rights of the Company and Shiseido, including by the Company in order to accept a Superior Proposal. Upon termination of the Merger Agreement under specified circumstances, the Company would be required to pay Shiseido a termination fee of approximately $43.5 million.

For further information regarding the Merger Agreement, please refer to the Merger Agreement and the Recommendation Statement on Schedule 14D-9 filed with the U.S. Securities and Exchange Commission (“SEC”) by the Company on January 25, 2010, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

BARE ESCENTUALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Factual disclosures about the Company contained in this Annual Report on Form 10-K or in our other public reports filed with the SEC may supplement, update or modify the factual disclosures about the Company contained in the Merger Agreement. The representations, warranties and covenants made in the Merger Agreement by the Company, Shiseido and Purchaser were qualified and subject to important limitations agreed to by the Company, Shiseido and Purchaser in connection with negotiating the terms of the Merger Agreement. In particular, the representations and warranties were negotiated with the principal purposes of establishing the circumstances in which Shiseido or Purchaser may have the right not to close the Merger if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocating risk between the parties to the Merger Agreement, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC and in some cases were qualified by disclosures that were made by each party to the other, which disclosures were not reflected in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties, which do not purport to be accurate as of the date of this Annual Report on Form 10-K, may have changed since the date of the Merger Agreement and subsequent developments or new information qualifying a representation or warranty may have been included in this Annual Report on Form 10-K.

Legal Proceedings

Beginning on January 19, 2010, four purported stockholder class actions were filed in the Superior Court for the State of California in the County of San Francisco against the Company, certain of the Company’s current directors and officers, Shiseido Company, Limited (“Shiseido”) and Blush Acquisition Corp. (“Blush”). The cases were consolidated on January 29, 2010. The consolidated complaint, filed on February 2, 2010, alleges that (i) the Company’s Board of Directors violated fiduciary duties owed to Company stockholders by allegedly failing to maximize shareholder value, (ii) the Company and its Board of Directors breached the duty of candor owed to Company stockholders by failing to fully disclose material and accurate information to our stockholders, (iii) that plaintiff and class members will be irreparably harmed unless the transaction is enjoined and (iv) the Company, Shiseido and Blush aided and abetted our Board of Directors in such breaches. The complaint seeks class certification, preliminary and permanent injunctions, declaratory relief, an accounting of all profits and any special benefits that were obtained as a result of the transaction, unspecified damages, attorneys’ fees and costs. The Company believes that the lawsuits are without merit and intends to defend them vigorously.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of January 3, 2010, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective, as of January 3, 2010, the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management (with the participation of our chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 3, 2010. The effectiveness of our internal control over financial reporting as of January 3, 2010 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

As discussed in the section entitled “Compensation Discussion and Analysis” in Item 11 below, the Compensation Committee approves bonuses to eligible employees based in part on EBITDA targets set by the board of directors at levels in line with our internal budget.

For fiscal year 2009, the Company’s EBITDA performance resulted in a payout under the corporate bonus plan of 106% of target. As a result, the following Named Executive Officers of the Company will be paid with respect to performance for fiscal year 2009:

Named Executive Officer	2009 Cash Bonus
Leslie A. Blodgett	$744,798
Myles B. McCormick	$347,135
Simon P. Cowell	$132,038

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Board of Directors

The board of directors is presently composed of ten members and is divided into three classes, categorized as Class I, Class II and Class III. Each year, the directors in one of the three classes are elected to serve a three-year term.

Name	Age	Principal Occupation/ Employment	Term Expiration	Director Since
Leslie A. Blodgett	47	Chief Executive Officer of the Company	2012	1995
Karen M. Rose	61	Business Consultant	2012	May 2006
John S. Hamlin	44	Managing Partner of Bozeman Limited Partnership	2012	March 2009
Lea Anne S. Ottinger	51	Principal of LMR Advisors	2011	June 2004
Ellen L. Brothers	54	Executive Vice President of Mattel and President of American Girl Brands	2011	February 2009
Bradley M. Bloom	56	Managing Director of Berkshire Partners LLC	2011	June 2004
Michael R. Egeck	51	Business Consultant	2011	September 2009
Ross M. Jones	44	Managing Director of Berkshire Partners LLC	2010	July 2004
Glen T. Senk	53	Chief Executive Officer of Urban Outfitters	2010	November 2004
Kristina M. Leslie	45	Business Consultant	2010	November 2007

The following are brief biographies of each current member of the board of directors.

Leslie A. Blodgett has served as Chief Executive Officer and a member of the board of directors and that of our predecessor since 1995. From 1995 until May 2006, Ms. Blodgett also served as our President. Prior to joining Bare Escentuals, Ms. Blodgett held various positions at Neutrogena, a dermatology division of Johnson & Johnson, a manufacturer of health care products, Procter & Gamble, Inc., a manufacturer and distributor of household products, and Max Factor, a cosmetics division of Procter & Gamble.

Karen M. Rose has served as a member of the board of directors since May 2006. Ms. Rose has been a business consultant since October 2003. She is a director of Maidenform Brands, Inc., a publicly-held company, and serves as its chairman of the board, chairman of its audit committee and is a member of its compensation committee and nominating and governance committee. Ms. Rose was Group Vice President and Chief Financial Officer of The Clorox Company from December 1997 until her retirement in October 2003. Prior to that, Ms. Rose held various management positions including Director of Finance, Household Products Company and Vice President and Treasurer since joining Clorox in 1978.

John S. Hamlin has served as a member of the board of directors since March 2009. Mr. Hamlin has served as the President and Managing Partner of Bozeman Limited Partnership, a private equity firm, since April 2007. Mr. Hamlin was Senior Vice President, Global eBusiness Group and Global Brand Marketing at Dell Inc., a publicly-held technology company, from November 2005 through March 2007. In this role Mr. Hamlin was responsible for Dell’s worldwide eBusiness, including online sales, service technology and content development and Dell’s worldwide brand and advertising strategy. From May 2000 until November 2005 he led Dell’s U.S. Consumer Business, as Vice President and General Manager from May 2000 until January 2003, and then as Senior Vice President and General Manager from January 2003 until November of 2005. In this role he had full profit and loss responsibility for all sales, marketing and service to U.S. consumer customers. In addition to his responsibilities in U.S. Consumer and Global eBusiness, Mr. Hamlin was Senior Vice President of Dell International Services, Dell’s global network of customer care centers, from February 2004 until May 2006. Mr. Hamlin serves on the board of directors of Perficient, Inc., a publicly-held information technology consulting company, Recreational Equipment, Inc., a consumer cooperative that sells outdoor equipment and clothing, and Spiceworks, a privately-held software company.

Lea Anne S. Ottinger has served as a member of the board of directors since June 2004. Ms. Ottinger is a principal of LMR Advisors and has served as a strategic business consultant, with a focus on mergers and acquisitions, since 1998. Ms. Ottinger owned and operated several of The Body Shop cosmetic stores between 1990 and 1998. Ms. Ottinger currently serves on the board of directors of Savers, Inc., a privately-held company.

Ellen L. Brothers has served as a member of the board of directors since February 2009. Ms. Brothers has been Executive Vice President of Mattel, a manufacturer of toy products, and President, American Girl Brands, LLC, a wholly owned subsidiary of Mattel, since July 2000. From November 1998 to July 2000, she was Senior Vice President of Operations, Pleasant Company (which merged with and into Mattel on December 31, 2003, followed immediately on January 1, 2004, by an asset transfer to Mattel’s subsidiary American Girl). From January 1997 to November 1998, she was Vice President of the Catalogue Division, Pleasant Company. She joined Pleasant Company in 1995, prior to its acquisition by Mattel in July 1998, as Vice President of Catalogue Marketing.

Bradley M. Bloom has served as a member of the board of directors since June 2004. Mr. Bloom is a Managing Director of Berkshire Partners LLC, which he co-founded in 1986. He is a director of Carter’s, Inc., a public company, and is or has been a director of several of Berkshire Partners LLC’s private consumer and retailing companies including the private companies Citizens of Humanity, LLC, Acosta, Inc., Gordon Brothers Group, Sterling, Inc., America’s Best Contacts and Eyeglasses, L.P., and Miami Cruiseline Services Holdings I.B.V.

Michael R. Egeck has served as a member of the board of directors since September 2009. Mr. Egeck served as president of VF Contemporary Brands, which is part of VF Corporation, a lifestyle apparel company, from August 2007 to June 2009. He was responsible for the merchandising, marketing and financial performance of the 7 For All Mankind, Splendid, Ella Moss, Lucy Activewear, and John Varvatos brands. From August 2006 to August 2007, he served as chief executive officer of 7 For All Mankind, LLC, prior to its sale to VF Corporation. From August 2000 to August 2006, Mr. Egeck served in senior management positions for VF Corporation, including president of VF Outdoor, Inc. which included The North Face, Reef, Vans, and Jansport brands. From August 1992 to August 2000, Mr. Egeck served as general manager for Columbia Sportswear.

Ross M. Jones has served as Chairman of the board of directors since July 2004 and has served as a member of the board of directors since June 2004. Mr. Jones is a Managing Director of Berkshire Partners LLC, a private equity investment partnership which he joined in 1993. Mr. Jones became a Managing Director of Berkshire Partners LLC in 2000 and is or has been a director of several of Berkshire Partners LLC’s consumer, retailing, manufacturing, and business services companies including having served on the board of directors of Carter’s, Inc., a public company, and the private companies N.E.W. Asurion Corporation, AVW-TelAv Inc., Sterling Collision Centers, Inc., and Thomas Built Buses, Inc.

Glen T. Senk has served as a member of the board of directors since November 2004. Mr. Senk has served as a director of Urban Outfitters, Inc., a publicly-held retail and wholesale lifestyle specialty company, since 2004 and of Tory Burch, Inc., a privately-held apparel company, since 2006. Mr. Senk joined Urban Outfitters as President of Anthropologie, Inc., in 1994 and was named Executive Vice President of Urban Outfitters in 2002. He has served as Chief Executive Officer of Urban Outfitters since 2007.

Kristina M. Leslie has served as a member of the board of directors since November 2007. Ms. Leslie served as Chief Financial Officer of DreamWorks Animation SKG, Inc., a developer and producer of computer-generated animated feature films, from October 2004 until her retirement in February 2007. Previously, she had served as the Chief Financial Officer at DreamWorks SKG from the fall of 2003 and oversaw the corporate finance and strategic planning functions since joining DreamWorks SKG in June 1996.

Attendance at Meetings

The board of directors met nine times in fiscal year 2009. Each of the directors attended more than 80% of the aggregate number of regularly scheduled and special board of directors and applicable committee meetings held during the fiscal year. In addition, eight directors who were then in office attended our annual meeting of stockholders held on May 6, 2009. The Company’s policy with regard to directors’ attendance is contained in its Corporate Governance Guidelines, which are available free of charge on the Company’s website, www.bareescentuals.com.

Conduct of Meetings – Executive Sessions

Mr. Ross M. Jones, the Chairman of the board of directors, presides over each meeting of the board of directors. Mr. Jones presides during each executive session, which occurs during each regularly scheduled meeting of the board of directors. If Mr. Jones is not available to attend a meeting, Mr. Bradley M. Bloom presides over such meeting. If Mr. Bloom is not available to preside during an executive session, a non-employee member of the board of directors is selected by a majority of the outside directors in attendance at that meeting to preside over such executive session.

Directors Designated by Purchaser

Right to Designate Directors

The Merger Agreement we entered into with Shiseido Company, Limited (“Shiseido”) and Blush Acquisition Corporation (“Purchaser”) provides that, at the time Purchaser accepts any Shares for payment pursuant to the Offer (the “Acceptance Time”), Purchaser shall be entitled to designate to serve our board of directors the number of directors (rounded up to the next whole number) determined by multiplying (i) the total number of directors on the board of directors (giving effect to any increase in the number of directors pursuant to the Merger Agreement) by (ii) a fraction having a numerator equal to the aggregate number of Shares then beneficially owned by Shiseido or Purchaser (including Shares accepted for payment pursuant to the Offer), and having a denominator equal to the total number of Shares then issued and outstanding. Promptly following a request from Purchaser, the Company has agreed to use commercially reasonable efforts to cause Purchaser’s designees (the “Designees”) to be elected or appointed to the board of directors, including seeking and accepting resignations of incumbent directors and, if such resignations are not obtained, increasing the size of the board of directors. From and after the Acceptance Time, to the extent requested by Purchaser, the Company has also agreed to use commercially reasonable efforts to cause the individuals designated by Purchaser to constitute the number of members (rounded up to the next whole number), as permitted by applicable law, on (i) each committee of the board of directors and (ii) the board of directors of each of the Company’s subsidiaries (and each committee thereof) that represents at least the same percentage as individuals designated by Purchaser represent on the board of directors.

The Merger Agreement provides that until the Effective Time (as defined in the Merger Agreement), the board of directors will have at least two directors who (i) were directors on January 14, 2010 and (ii) are independent directors for purposes of the continuing listing requirements of the Nasdaq Stock Market (“Nasdaq”), such directors, the “Independent Directors.” In addition, the remaining Independent Director(s) shall be permitted to appoint alternate Independent Director(s) in the event of the death, disability or resignation of any of the Independent Directors, each of whom shall, following such appointment to the board of directors, be deemed to be an Independent Director.

Following the election of Purchaser’s Designees to the board of directors, prior to the Effective Time, the approval of a majority of the directors of the Company then in office who neither were designated by Purchaser nor are employees of the Company or any of its subsidiaries shall be required to authorize (and such approval shall constitute the authorization of the board of directors and no other action on the part of the Company, including any action by any other director of the Company, shall be required to authorize) any amendment or modification of the Merger Agreement or the certificate of incorporation or by-laws of the Company, any termination of the Merger Agreement by the Company, any extension by the Company of the time for the performance of any of the obligations or other acts of Parent or Purchaser or any waiver of compliance with any condition or agreement contained in the Merger Agreement for the benefit of the Company or any of the Company’s rights thereunder. Such directors shall have the authority to retain counsel (which may include current counsel to the Company) at the expense of the Company for the purpose of fulfilling either Parent’s or Purchaser’s obligations thereunder, and shall have the authority following the election of Purchaser’s designees to the board of directors, to institute any action on behalf of the Company to enforce the performance of the Merger Agreement in accordance with its terms.

Potential Designees

Purchaser has informed the Company that it will choose the Designees for the board of directors from the list of persons set forth below. The following table, prepared with information furnished to the Company by Purchaser and Parent, sets forth, with respect to each individual who may be designated by Purchaser as one of its Designees, the name, age of the individual as of January 25, 2010, present principal occupation with Parent and employment history during the past five years. Parent and Purchaser have informed the Company that each individual has consented to act as a director of the Company, if so appointed or elected. Unless otherwise indicated below, the business address of each such individual is c/o Shiseido Company, Limited, 1-6-2, Higashi-shimbashi, Minato-ku, Tokyo 105-8310, Japan.

Purchaser and Parent have each advised the Company that, to its respective knowledge, none of the individuals listed below has, during the past five years, (i) been convicted in a criminal proceeding (other than traffic violations or misdemeanors) or (ii) been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities with respect to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws.

Name; Country of Citizenship and Current Business Address	Age	Present Principal Occupation or Employment; Positions Held During the Past Five Years and Business Addresses Thereof
Shinzo Maeda Japan	62

Representative Director, President and Chief Executive Officer since July 2005.

Director of Shiseido (April 2005 – June 2005). Director and General Manager of Corporate Planning Department of Shiseido (January 2003 – March 2005).

Yasuhiko Harada Japan	62

President & CEO of Shiseido Business Solutions Co., Ltd. since July 2008. Director and Corporate Senior Executive Officer of Shiseido since April 2008.

Director and Corporate Executive Officer (April 2006 – March 2008). Director and Corporate Officer of Shiseido (June 2005 – March 2006). Corporate Officer of Shiseido (April 2005 – June 2005). Corporate Officer and General Manager of the Internal Audit Department (April 2004 – March 2005).

Masaaki Komatsu Japan	63

Director and Corporate Senior Executive Officer responsible for Research and Development, Production, Technical Affairs and Logistics since April 2009.

Corporate Executive Officer of Shiseido in charge of Research and Development, Production and Technical Affairs (January 2007 – March 2009). Corporate Executive Officer and concurrent General Manager of the International Business Department and the Professional Business Department of Shiseido (April 2006 – December 2006). Director, Corporate Officer and General Manager of the International Business Department of Shiseido (April 2004 – March 2006).

Name; Country of Citizenship and Current Business Address	Age	Present Principal Occupation or Employment; Positions Held During the Past Five Years and Business Addresses Thereof
Carsten Fischer Germany	47

Director, Corporate Executive Officer and Chief Officer of Business Development Division responsible for International, China and Professional Businesses since June 2008.

Corporate Executive Officer of Shiseido responsible for International, China and Professional Businesses; Chief Officer of International Business Division and Professional Business Operations Division of Shiseido (January 2008 – May 2008). Corporate Executive Officer of Shiseido responsible for International and Professional Businesses; Chief Officer of International Business Division and Professional Business Operations Division of Shiseido (October 2007 – January 2008). Corporate Executive Officer of Shiseido responsible for International Business; Chief Officer of International Business Division (January 2007 – September 2007). Corporate Advisor of Shiseido (October 2006 – December 2006). President, Professional Care, Proctor & Gamble Geneva Business Centre of 47 route de St. Georges, 1213 Petit-Lancy, Geneva, Switzerland (January 2004 – September 2006).

Hisayuki Suekawa Japan	50

Director since June 2009. Corporate Officer, General Manager of the Corporate Planning Department since April 2008.

General Manager of the Cosmetics Business Planning Department of Shiseido February 2007 – March 2008). Deputy General Manager of the Corporate Planning Department of Shiseido (April 2005 – February 2007). General Manager of the Corporate Planning Department of Shiseido (April 2003 – March 2005).

Tatsuomi Takamori Japan	57

Director since June 2009. Corporate Officer since April 2009.

Responsible for Business Strategy and Marketing of Domestic Cosmetics Business (April 2009 – December 2009). Chief Officer of China Business Division of Shiseido (April 2006 – March 2009). General Manager of China Strategies Division of Shiseido (April 2004 – March 2006).

Masaru Miyagawa Japan	58

Corporate Officer and Chief Officer of the China Business Division since April 2009.

Chairman and Chief Area Managing Officer of Shiseido China Co., Ltd. of 33F-35F, Xinmei Union Square, 999 South Pudong Road, Shanghai, China P.C. 200120 (January 2008 – March 2009). Chief Area Managing Officer of Shiseido China Co., Ltd. (August 2004 – December 2007).

Shoji Takahashi Japan 9th Floor, 900 Third Avenue, New York, N.Y. 10022-4795, U.S.A.	51

Chairman and Chief Executive Officer of Shiseido Americas Corporation since July 2008. Corporate Officer of Shiseido responsible for the Americas since April 2008. Director, Chairman and President of Blush Acquisition Corporation since January 2010.

General Manager of the International Marketing Division of the International Business Department of Shiseido of 1-6-2 Higashi-shimbashi, Minato-ku, Tokyo 105-8310, Japan (January 2007 – March 2008). General Manager of the International Planning Division of the International Business Department of Shiseido (April 2004 – December 2006).

None of the Designees is a director of, or holds any position with, the Company. Parent and Purchaser have each advised the Company that, to its respective knowledge, except as disclosed in the Offer to Purchase, none of the Designees beneficially owns any securities (or rights to acquire any securities) of the Company or has been involved in any transactions with the Company or any of its current directors, executive officers or affiliates that are required to be disclosed pursuant to the rules of the SEC. Parent and Purchaser have each advised the Company that, to its respective knowledge, none of the Designees has any family relationship with any current director, executive officer or key employee of the Company.

It is expected that the Designees may assume office at any time following the time at which such Designees are designated in accordance with the terms of the Merger Agreement and that, upon assuming office, the Designees will thereafter constitute at least a majority of the board of directors. It is anticipated that this step will be accomplished at a meeting or by written consent of the board of directors providing that the size of the board of directors will be increased and/or sufficient numbers of current directors will resign such that, immediately following such action, the number of vacancies to be filled by the Designees will constitute at least a majority of the available positions on the board of directors. It is not currently known which of the current directors of the Company may resign, if any.

Executive Officers

Set forth below are the names and ages of each of our current executive officers, their positions with the Company, and summaries of their backgrounds and business experience. (For information on the business experience of Ms. Blodgett, our Chief Executive Officer, see the section above entitled “Current Board of Directors.”)

Myles B. McCormick has served as our Chief Financial Officer since December 2004 and our Chief Operating Officer since March 2006. Prior to joining us, Mr. McCormick was Chief Financial Officer for The Gymboree Corporation, an apparel retailer, from February 2002 to December 2004 and Vice President of Finance from May 2001. Mr. McCormick is 38 years of age.

Simon P. Cowell has served as our SVP, Global Marketing & Brand since August 2009 and previously served as our Vice President of Marketing since February 2009. He was hired as Vice President of Merchandising in September 2008. Prior to joining us, Mr. Cowell served as Vice President Marketing Americas for The Body Shop, Inc., a beauty products retailer, from March 1999 to August 2007. Mr. Cowell is 42 years of age.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon the Company’s records and other information, the Company believes all of its directors and executive officers and other stockholders who may own 10% or more of the Company’s common stock complied with the requirements of the SEC to report ownership and transactions that change ownership in fiscal year 2009.

Corporate Governance

Corporate Governance Guidelines

Certain documents relating to the Company’s corporate governance, including our Code of Business Conduct and Ethics, which is applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and all other officers and employees of the Company, and the charters of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee of our Board of Directors, are available on the Company’s website at http://www.bareescentuals.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K. We will also provide copies of these documents, free of charge, to any stockholder upon written request to Corporate Secretary, Bare Escentuals, Inc., 71 Stevenson Street, 22nd Floor, San Francisco, California 94105.

Committees of the Board of Directors

Audit Committee. Our audit committee consists of Kristina M. Leslie, Lea Anne S. Ottinger and Karen M. Rose, each of whom is a non-management member of the board of directors. Ms. Rose serves as the chair of this committee. The board of directors has determined that Ms. Leslie, Ms. Ottinger and Ms. Rose satisfy the independence requirements Nasdaq and the SEC. The board of directors has determined that Ms. Rose and Ms. Leslie qualify as “audit committee financial experts” as that term is defined in the rules and regulations established by the SEC. The audit committee is governed by a written charter approved by the board of directors. The functions of this committee include:

•	meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;

•

meeting with our independent auditors, with internal financial personnel and with third-party consultants, who may be engaged to provide Sarbanes-Oxley-related consulting services, regarding these matters;

•	overseeing all internal audit work whether performed by internal financial personnel or by external providers;

•	appointing, approving compensation for, retaining and overseeing the work of our independent auditors and recommending to the board of directors the engagement of our independent auditors;

•	pre-approving audit and non-audit services of our independent auditors;

•

reviewing our audited annual financial statements, our unaudited interim financial statements and our periodic reports and discussing the financial statements and reports with our management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;

•

reviewing the independence and quality control procedures of the independent auditor and the experience and qualifications of the independent auditor’s senior personnel that are providing us audit services;

•	reviewing all related-party transactions for approval;

•

establishing procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the audit committee report for inclusion in the Company’s annual proxy statement.

Both our independent auditors and internal financial personnel regularly meet privately with our audit committee and have unrestricted access to this committee.

Compensation Committee. Our compensation committee consists of Bradley M. Bloom, Glen T. Senk, John S. Hamlin and Michael R. Egeck, each of whom is a non-management member of the board of directors. Mr. Bloom serves as the chair of this committee. Each member of this committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986. The compensation committee is governed by a written charter approved by the board of directors. The functions of this committee include:

•

reviewing and, as it deems appropriate, recommending to the board of directors, policies, practices and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;

•	exercising authority under our equity incentive plans;

•	reviewing with management the compensation disclosure and analysis prior to its inclusion in our Annual Report on Form 10-K or proxy statement;

•	preparing the compensation committee report for inclusion in the Form 10-K or proxy statement; and

•	assisting the board of directors in identifying and evaluating candidates for key executive positions.

Our compensation committee meets at least four times annually and with greater frequency if necessary. The compensation committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, provide financial or other background information or advice or otherwise participate in compensation committee meetings. Our chief executive officer may not participate in or be present during any deliberations or determinations of the compensation committee regarding her compensation. The charter of the compensation committee grants the compensation committee the authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisors and consultants, and other external resources that the compensation committee considers necessary or appropriate in the performance of its duties. In particular, the compensation committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. During fiscal year 2009, the Compensation Committee engaged the Hay Group as compensation consultants. The specific tasks and responsibilities in implementing the directive of the compensation committee are described in greater detail in the section entitled “Compensation Discussion and Analysis.”

Nominating/Corporate Governance Committee. Our nominating/corporate governance committee consists of Ross M. Jones, Glen T. Senk and Ellen L. Brothers, each of whom is a non-management member of the board of directors. Mr. Jones served as the chair of the committee. The nominating/corporate governance committee is governed by a written charter approved by the board of directors. The functions of this committee include:

•	reviewing and recommending nominees for election as directors;

•	recommending membership of committees of the board of directors;

•	assessing the performance of the board of directors;

•	developing guidelines for board composition;

•	recommending processes for annual evaluations of the performance of the board of directors and the chairman of the board of directors;

•	ensuring a succession plan is in place for the chief executive officer and other executive officers; and

•	reviewing and administering our corporate governance guidelines and considering other issues relating to corporate governance.

Communications with our Board of Directors

Our stockholders and other interested parties may communicate with the independent members of our board of directors or the chairperson of any of the committees of our board of directors by sending correspondence to the attention of the Independent Directors, the Audit Committee Chair, the Compensation Committee Chair or the Nominating/Corporate Governance Committee Chair, as the case may be, in each instance in care of the Corporate Secretary at Bare Escentuals, Inc., 71 Stevenson Street, 22nd Floor, San Francisco, CA 94105.

Our Corporate Secretary will review each communication received in accordance with this process to determine whether the communication requires immediate action. The Corporate Secretary will forward all appropriate communications received, or a summary of such communications, to the appropriate board member(s) prior to the next regularly scheduled meeting of the board following the receipt of the communication. However, we reserve the right to disregard any communication that our Corporate Secretary determines is unduly hostile, threatening, illegal, does not reasonably relate to us or our business, or is similarly inappropriate (such as advertisements), and our Corporate Secretary has the authority to take other appropriate actions with respect to any such inappropriate communications. Our Corporate Secretary will summarize all correspondence not forwarded to our board of directors and make the correspondence available to our board for its review at our board of directors’ request.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Summary of Non-Employee Director Compensation Program

Effective June 2007, the compensation committee of our board of directors established an annual cash compensation arrangement for our non-employee directors whereby each receives an annual $30,000 retainer for serving as a director. In addition, each of them receives $2,500 for attendance at each regular board meeting, $1,000 for attendance at each other board meeting (including monthly updates by phone) and $1,000 for attendance at each board committee meeting. In addition, the chairman of our audit committee receives an additional $10,000 per year and the chairman of our compensation committee receives an additional $5,000 per year. In addition to this cash compensation, we reimburse all non-employee directors for all reasonable out-of-pocket expenses arising out of performance of their duties as directors.

In November 2007, our board of directors approved an annual equity incentive award program for our non-employee directors pursuant to which we will grant each of them, at the time of the annual meeting of stockholders, either restricted stock, restricted stock units or non-qualified stock options, at their option, having a value of $60,000 at the time of grant, which will vest on the one-year anniversary of the date of grant. In November 2007, our board of directors also determined to grant an initial equity award to new non-employee directors of restricted stock, restricted stock units or non-qualified stock options, at each such director’s election, having a value of $250,000 on the date of grant, which would vest upon the three-year anniversary of such director’s appointment or election to the board of directors provided that such director continued to serve through such anniversary.

The following table sets forth the compensation we paid to our non-employee directors in the fiscal year ended January 3, 2010. Our Chief Executive Officer does not receive any compensation in respect of her service on our board of directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Ross M. Jones	64,500	—	42,280	—	—	—	106,780
Bradley M. Bloom	57,000	—	42,280	—	—	—	99,280
Michael R. Egeck	40,000	24,860	—	—	—	—	64,860
Ellen L. Brothers	52,000	39,779	74,518	—	—	—	166,297
John Hamlin	52,000	107,982	—	—	—	—	159,982
Lea Anne S. Ottinger	73,000	—	65,118	—	—	—	138,118
Karen M. Rose	83,000	—	96,090	—	—	—	179,090
Glen T. Senk	57,000	—	66,373	—	—	—	123,373
Kristina M. Leslie	55,000	39,779	81,812	—	—	—	176,591

(1)	For a description of fees paid to our non-employee directors, see “Summary of Non-Employee Director Compensation Program” above.

(2)

Amount reflects the dollar amount recognized for financial statement reporting purposes for fiscal year 2009 associated with the restricted stock awards and restricted stock units held by the non-employee directors listed above, calculated in accordance with Accounting Standard Codification 718 (“ASC 718”). These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. The grant date fair values were calculated based on the closing price per share of our common stock on Nasdaq on the date of grant. Pursuant to SEC rules, amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	Amount reflects the amount recognized for financial statement reporting purposes for the fiscal year ended January 3, 2010 associated with the options held by the non-employee directors listed above, calculated in accordance with ASC 718 for financial statement reporting purposes and do not reflect whether the recipient has actually realized a financial benefit from the awards. Pursuant to SEC rules, amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions. For our 2009 fiscal year, the weighted-average assumptions are: expected dividend rate 0.0%; expected volatility 73.0%; risk-free interest rate 2.0% and expected lives (years) 4.0 to 4.75. See Note 2 of Notes to Consolidated Financial Statements for a discussion of assumptions made by the Company in determining grant date fair value and compensation costs of our equity awards.

The following table details information with respect to all equity awards held by our non-employee directors that were outstanding on January 3, 2010:

Name	Option Awards							Stock Awards
	Option/ Award Grant Date		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)		Option Expiration Date	# Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(10)
Lea Anne S. Ottinger	11/29/2004	(1)	7,500	—	0.47	(7)	11/28/2014	—	—
	12/13/2005	(2)	1,633	—	2.39	(8)	12/12/2015	—	—
	6/30/2006	(2)	1,230	—	8.87		6/29/2016	—	—
	5/15/2008	(3)	7,500	—	19.06		5/14/2015	—	—
	5/6/2009	(3)	—	12,147	9.23		5/5/2016

Karen M. Rose	5/31/2006	(2)	22,500	—	5.56	(9)	5/30/2016	—	—
	6/30/2006	(2)	1,339	—	8.87		6/29/2016	—	—
	5/15/2008	(3)	7,500	—	19.06		5/14/2015	—	—
	5/6/2009	(3)	—	12,147	9.23		5/5/2016

Glen T Senk	11/29/2004	(2)	15,000	—	0.47	(7)	11/28/2014	—	—
	12/13/2005	(2)	1,633	—	2.39	(8)	12/12/2015	—	—
	6/30/2006	(3)	2,280		8.87		6/29/2016	—	—
	5/15/2008	(3)	7,500		19.06		5/14/2015	—	—
	5/6/2009	(3)	—	12,147	9.23		5/5/2016

Kristina M. Leslie	11/28/2007	(4)	—	22,000	19.75		11/27/2014	—	—
	5/15/2008	(3)	7,500	—	19.06		5/14/2015	—	—
	5/6/2009	(5)	—	—	—		—	6,501	79,507

Ross M Jones	5/6/2009	(3)	—	12,147	9.23		5/5/2016	—	—

Bradley M Bloom	5/6/2009	(3)	—	12,147	9.23		5/5/2016	—	—

Michael R. Egeck	9/16/2009	(6)	—	—	—		—	22,143	270,809

Ellen L Brothers	2/9/2009	(4)	—	117,500	3.77		2/8/2016	—	—
	5/6/2009	(5)						6,501	79,507

John Hamlin	3/10/2009	(6)	—	—	—		—	75,301	920,931
	5/6/2009	(5)	—	—	—		—	6,501	79,507

(1)	Options vest at a rate of 33.3% per year commencing on the first anniversary of the vesting start date of June 10, 2004.

(2)	Options vest at a rate of 33.3% per year commencing on the first anniversary of the grant date.

(3)	Options vest 100% on the first anniversary of the grant date.

(4)	Options vest 100% on the third anniversary of the grant date.

(5)	Restricted stock vests 100% on the first anniversary of the grant date.

(6)	Restricted stock vests 100% on the third anniversary of the grant date.

(7)	In connection with our June 2006 recapitalization, the compensation committee of the board of directors exercised its discretion under our 2004 Equity Incentive Plan and reduced the exercise price from $0.71 to $0.47 to address in part the impact of the extraordinary dividend on the value of the options.

(8)	In connection with our June 2006 recapitalization, the compensation committee of the board of directors exercised its discretion under our 2004 Equity Incentive Plan and reduced the exercise price from $3.61 to $2.39 to address in part the impact of the extraordinary dividend on the value of the options.

(9)	In connection with our June 2006 recapitalization, the compensation committee of the board of directors exercised its discretion under our 2004 Equity Incentive Plan and reduced the exercise price from $8.43 to $5.56 to address in part the impact of the extraordinary dividend on the value of the options.

(10)	Represents unvested restricted stock awards under our 2006 Equity Incentive Award Plan multiplied by the closing price of our common stock on December 31, 2009, which is the last business day before our fiscal year ended on January 3, 2010. The ultimate value will depend on the value of our common stock on the actual vesting date.

The full grant date fair values of equity awards to our non-employee directors in the fiscal year ended January 3, 2010 are as follows:

	Options Awards(1)				Stock Awards(1)
Name	Option/Award Grant Date	Number of Securities Underlying Options (#)	Exercise Price ($)	Grant Date Fair Value ($)	# Shares or Units of Stock (#)	Grant Date Fair Value ($)
Lea Anne S. Ottinger	5/6/2009	12,147	9.23	63,769
Karen M. Rose	5/6/2009	12,147	9.23	63,769
Glen T. Senk	5/6/2009	12,147	9.23	63,769
Kristina M. Leslie	5/6/2009				6,501	59,998
Ross M. Jones	5/6/2009	12,147	9.23	63,769
Bradley M. Bloom	5/6/2009	12,147	9.23	63,769
Michael R. Egeck	9/16/2009				22,143	249,972
Ellen L. Brothers	2/9/2009	117,500	3.77	248,771
	5/6/2009				6,501	59,998
John Hamlin	3/10/2009	—	—	—	75,301	249,999
	5/6/2009				6,501	59,998

(1)	See footnotes (2) and (3) under the “Director Compensation” table and Note 2 of Notes to Consolidated Financial Statements for a description of the assumptions used in calculating these amounts.

Compensation Discussion and Analysis

The compensation committee of the board of directors, comprised entirely of independent directors, administers our executive compensation programs. The role of the compensation committee is to oversee our compensation and benefit plans and policies, oversee the administration of our stock plans and review and approve annually all compensation decisions (including base salary, variable pay and long-term incentives) relating to all executive officers. The compensation committee makes all compensation decisions affecting the compensation of our chief executive officer and our other named executive officers. Our chief executive officer annually reviews the performance of each member of our executive management team (other than the chief executive officer, whose performance is reviewed by the compensation committee). Our chief executive officer is responsible for making a recommendation regarding the base salary, bonus and long-term incentive compensation for each executive officer (other than herself) based upon such reviews. The thresholds for the bonus component of our named executive officers’ compensation are based upon the Company achieving certain EBITDA targets as more fully described below. The recommendations are presented to the compensation committee for its consideration, and the compensation committee makes a final determination regarding salary adjustments and annual award amounts to executives, including our chief executive officer.

We operate in a competitive, dynamic and challenging industry. Our compensation programs are intended to provide a link between the creation of stockholder value and the compensation earned by our named executive officers and has been designed to:

•	attract, motivate and retain superior talent;

•	encourage high performance and promote accountability;

•	ensure that compensation is commensurate with our performance and stockholder returns;

•	provide performance awards for the achievement of financial and operational targets and strategic objectives that are critical to our long-term growth; and

•	ensure that the executive officers have financial incentives to achieve growth in stockholder value.

To achieve these objectives, the compensation committee has implemented compensation plans that tie a substantial portion of the executives’ overall compensation to key financial goals. During fiscal year 2009, we began using net income before net interest expense, provision for income taxes, depreciation and amortization, or EBITDA, as the primary measure of Company performance. The compensation committee establishes individual executive compensation at levels the committee believes are comparable with executives at other companies of similar size and stages of development that operate in consumer products, cosmetics and other retail industries, taking into account our relative performance and our own strategic goals.

The compensation of our named executive officers is comprised of base salaries, an annual corporate incentive cash bonus and long-term equity incentive awards, benefits and severance benefits. In determining specific components of compensation, the compensation committee considers individual performance, level of responsibility, skills and experience and other compensation awards or arrangements. In addition, great importance is placed on the results achieved by our executive management team as a whole. The compensation committee reviews and approves all elements of compensation for all of our named executive officers taking into consideration recommendations from our management as well as information regarding compensation levels at competitors in our industry. Our compensation committee annually performs a review of our compensation policies, including policies and strategy relating to executive compensation, and the appropriate mix of base salary, bonuses and long-term incentive compensation. The compensation committee also reviews and approves all annual bonus, long-term incentive compensation, equity incentive award, employee pension and welfare benefit plans (including our 401(k) plan, equity plans and corporate bonus plan).

Our chief executive officer, chief financial officer and chief operating officer, and vice president of human resources set salaries and bonus opportunities for employees below the level of vice president and make recommendations with respect to equity incentive awards to employees at these levels. They also make recommendations with respect to salary, bonus eligibility and equity incentive awards for our senior vice presidents and executive officers. Our chief executive officer, chief financial officer and chief operating officer, and vice president of human resources also gather information and provide compensation recommendations in response to requests from the compensation committee. Notwithstanding this input and these recommendations, the compensation committee determines the compensation of our named executive officers in executive session.

In order to ensure that we continue to remunerate our executives appropriately, our compensation committee has retained Hay Group, a leading human resource and compensation consulting firm, as our compensation consultant to review our policies and procedures with respect to executive compensation. In its role as our compensation consultant, Hay Group has provided:

•	a general review of competitiveness of compensation for corporate positions at the manager level and above, focusing on market pay by level;

•	an analysis of pay mix (salary, short-term and long-term incentives) by level;

•	a review of, and recommendations on, our bonus plan design and award size for corporate employees; and

•	recommendations on long-term incentive vehicles, eligibility and award size.

In connection with its compensation analysis, Hay Group provides data at the 25th, 50th and 75th percentiles using Hay Group’s Retail Compensation Survey. With respect to short-term and long-term incentive programs, Hay Group reviewed our current bonus and long-term incentive programs and identified opportunities for enhancing the design, particularly given the substantial changes in the macroeconomic conditions and market practices. They have also provided information on market practices for both short-term and long-term incentive plans and alternatives for us to consider. Hay Group works with our management in conducting this project, and discussed market trends and recommendations directly with the compensation committee members.

Management and the compensation committee have historically used market surveys and competitive data gathered internally and by consultants in making decisions affecting compensation. Management and the compensation committee have reviewed data focused on consumer products companies, cosmetics companies, retail companies and companies located in the San Francisco Bay Area. The compensation committee has not identified a specific set of peer companies against which we benchmark compensation.

Elements of Compensation

Our compensation program for our named executive officers consists of the following elements:

Base Salary. Base salaries for our named executive officers are generally established based on the scope of the executive’s responsibilities, level of experience and individual performance, taking into account both external competitiveness and internal equity considerations. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. This review occurs in the first quarter of each year. The compensation committee generally targets base salary at or about the 50th percentile of the Retail Compensation Survey, as adjusted for an individual’s experience, performance and scope of responsibility. Together with the annual cash bonus and long-term incentive compensation reflecting the relative strength of Company performance, overall compensation is generally targeted at the 75th percentile of the Hay Group’s Retail Compensation Survey. In March 2009, the compensation committee determined that the base salary paid to our named executive officers would not be increased for fiscal year 2009.

Corporate Bonus Plan. Each year we establish a corporate bonus plan to promote the achievement of Company financial performance objectives and to incentivize achievement of individual and business unit performance objectives. In March 2009, the board of directors resolved to change the primary measure of our financial performance from earnings per share to EBITDA. Accordingly, in fiscal year 2009, we used EBITDA to measure our performance when determining management bonuses. EBITDA facilitates performance comparisons from period to period and company to company by eliminating potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the book amortization of intangibles (affecting relative amortization expense) and the age and book value of facilities and equipment (affecting relative depreciation expense).

Target bonus opportunities are established as a percentage of base salary, using survey data for individuals in comparable positions and markets as well as internal comparisons. We believe that providing substantial bonus opportunities as a percentage of compensation ties the executive’s compensation to the goals of increasing our sales and profitability and aligning management’s incentives with those of our stockholders. Bonus amounts are intended to provide total cash compensation at the market median for individuals in comparable positions and markets when target performance is achieved and above the market median when outstanding financial and operational results are achieved.

For the fiscal year ended January 3, 2010, Ms. Blodgett’s target bonus was set at 100% of her base salary and Mr. McCormick’s target bonus was set at 75% of his base salary. Mr. Cowell’s target bonus was set at 40% of his base salary and was subsequently adjusted to 50% of his base salary as a result of his promotion on August 24, 2009 from Vice President of Marketing to SVP, Global Marketing & Brand. Mr. Dadario’s target bonus had been set at 60% of base salary, however his employment with the Company terminated effective July 14, 2009. At the beginning of each year, the compensation committee establishes target performance levels for the Company. Under the 2009 corporate bonus plan, bonus amounts for Ms. Blodgett and Mr. McCormick are set solely based on Company performance. 75% of Mr. Cowell’s bonus is based on Company performance, with the remaining 25% based on Mr. Cowell’s individual performance against predetermined Company goals. For all other employees, bonus amounts depend on our year-end financial results and the individual’s performance against predetermined Company goals.

Under the 2009 corporate bonus plan, the EBITDA targets were set by the board of directors at levels in line with our internal budget. If we achieved less than 91.5% of the EBITDA target established by our board of directors at the beginning of the year, no participant would have been eligible to receive any specific bonus amount, but 25% of the target bonus amount would have been accrued for discretionary bonuses to be determined by our compensation committee with input and guidance from our named executive officers. If we achieved the 91.5% threshold of the EBITDA target, the 2009 corporate bonus plan would have paid out 25% of the target bonus amount. If our EBITDA target was fully achieved, the plan would pay out the target bonus amount. If we achieved an EBITDA between the threshold and target, the percentage of the target bonus amount to be paid would be determined ratably. If we achieved more than the EBITDA target goal, actual bonuses as a percentage of target bonus amounts would be determined ratably up to a maximum of 200% of the target bonuses. For example, if actual EBITDA in fiscal year 2009 is 113% of target EBITDA, participants will be eligible to receive actual bonuses up to 200% of their target bonuses. For fiscal year 2009, the bonus opportunity was capped at 200% of target bonuses. For fiscal year 2009, our EBITDA performance resulted in a payout under the corporate bonus plan of 106% of target. Accordingly, Ms. Blodgett and Mr. McCormick received bonuses of 106% and 80%, respectively, of their salaries. Mr. Cowell received a bonus of 41% of his salary which has been prorated in connection with his promotions in fiscal year 2009. As a result of the termination of his employment effective July 14, 2009, no bonus was payable to Mr. Dadario under the 2009 corporate bonus plan.

Long-Term Incentive Compensation. We believe that long-term incentives are an integral part of the overall executive compensation program and that long-term performance is enhanced through the use of equity awards that reward our executives for maximizing stockholder value over time. We have designed our long-term incentive compensation to provide opportunities for executives and employees to achieve total compensation levels in the top quartile of the market for outstanding Company performance. Our corporate strategy is to increase stockholder value and earnings per share each year by expanding our brand and sales globally. Therefore, by having a competitive long-term incentive compensation structure, we are able to provide incentives to our employees to continue to seek opportunities to maximize our growth. We have historically elected to use stock options as the primary long-term equity incentive vehicle, and, in 2007, the board of directors adopted stock ownership guidelines for certain of our executives. While cash compensation and bonuses provide incentive for our full-time employees to encourage near-term growth and outstanding individual performance, equity incentive awards provide incentives for longer-term growth.

Stock Options. Our 2006 Equity Incentive Award Plan, or the 2006 plan, authorizes us to grant options to purchase shares of our common stock to our employees, directors and consultants. We also have options outstanding under our 2004 Equity Incentive Plan, or the 2004 plan, but will not grant additional options or make any other equity awards under the 2004 plan. Our compensation committee oversees the administration of our equity incentive plans. Historically, our board of directors and compensation committee have made stock option grants at an employee’s commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention objectives. The compensation committee also granted “make whole” options in connection with our recapitalizations between June 2004 and June 2006 to address, in part, the impact of the extraordinary dividends on the value of outstanding options. In making such awards, the compensation committee considered the recommendations of members of senior management.

In November 2007, the compensation committee adopted long-term incentive guidelines providing for ranges of stock option grants to be made to executives and other employees upon hiring and promotion, and stock option grants to be made on an annual or periodic basis. The compensation committee determined to adopt the long-term incentive guidelines with respect to equity awards by considering market practices noted in market surveys. In addition, the compensation committee also evaluated the age and exercise prices of the options already granted to the Company’s employees. The “make whole” options granted between June 2004 and 2006 will fully vest between June 2009 and June 2011, and therefore, the compensation committee determined, that in order to keep the desired equity incentive structure, we needed to provide additional equity incentives to our employees.

In 2009, the named executive officers were awarded stock options and restricted stock in the amounts indicated in the section entitled “Grants of Plan-Based Awards.” All stock options granted by us prior to our initial public offering on September 29, 2006 were made at the fair market value (as determined by the board of directors) of our common stock on the respective grant dates. Since our initial public offering on September 29, 2006, we have made option grants based on the closing market value of our stock as reported on Nasdaq on the date of grant. Our stock options are non-qualified stock options and those granted prior to November 2007 typically vest 20% per year based upon continued employment over a five-year period, and generally expire ten years after the date of grant. In November 2007, after considering the Hay Group’s recommendation of current trends, the compensation committee approved new comprehensive long-term incentive guidelines whereby stock options would typically vest 25% per year based upon continued employment over a four-year period and generally expire seven years after the date of grant.

In the event that the transactions contemplated by the Merger Agreement are not consummated, we expect to continue to use stock options as our primary long-term incentive compensation because:

•	stock options and the related vesting period help attract and retain executives;

•

the value received by the recipient of a stock option is based on the growth of the stock price; therefore, stock options enhance the executives’ incentive to increase our stock price and maximize stockholder value; and

•

stock options help to provide a balance to the overall executive compensation program as base salary and our annual bonus plan focus on short-term compensation, while stock options reward executives for increases in stockholder value over the longer term.

In determining the number of shares covered by stock options to be granted to executives, as set forth in the long-term incentive guidelines, we take into account the individual’s position, scope of responsibility, ability to affect profits and impact stockholder value and the value of stock options in relation to other elements of the individual executive’s total compensation. In December 2006, we adopted a policy regarding equity awards, which the compensation committee amended in November 2007 as described below. This policy remained in effect during 2009 and was not changed. Under this policy, as amended, our full board of directors takes action with respect to any equity awards made to our chief executive officer and our non-employee directors. The compensation committee grants stock options and other equity awards to employees at the level of vice president and above, including promoted employees and newly eligible employees. The policy further provides that, subject to limited exceptions, grants of equity awards made to promoted employees are made at quarterly meetings of the compensation committee and routine, annual grants are made during the first open trading window under our insider trading plan following annual performance reviews of our employees and executives.

The chief executive officer may make grants of options to newly hired employees at the director level and below, provided that such grants are to be within the ranges specified in the long term incentive guidelines in an amount to any individual not greater than 10,000 options and in an aggregate amount not to exceed 50,000 options in any given month. Grants to newly hired employees are generally made on the 15th of each month (or the next business day when the 15th of the month falls on a weekend or a holiday) with respect to new hires occurring in the immediately preceding month.

Restricted Stock and Restricted Stock Units. Our 2006 plan authorizes us to grant restricted stock and restricted stock units. To date, we have granted a restricted stock award to Mr. Dadario upon his joining the Company and to Mr. Hamlin upon his appointment to our board of directors. To date, we have granted restricted stock units to Mr. Egeck upon his appointment to our board of directors and to Mr. Hamlin, Ms. Leslie and Ms. Brothers related to their service on our board of directors in 2009.

401(k) Defined Contribution Plan. All eligible full-time and part-time employees who meet certain age and service requirements may participate in our 401(k) Retirement Savings Plan, or the 401(k) plan. Under the 401(k) plan, participants are permitted to make voluntary employee contributions and the Company may make discretionary matching contributions. Participant contributions under the 401(k) plan are fully vested at all times and any discretionary contributions made by us generally vest equally over the first three years of service and are fully vested thereafter. Participant contributions under the 401(k) plan are fully vested at all times and any discretionary contributions made by us vest in accordance with a vesting schedule as provided in the 401(k) plan.

In fiscal year 2009, we made discretionary matching contributions to the 401(k) plan equal to 100% of each participating employees’ contributions up to 2% of the employee’s compensation per pay period. In fiscal year 2009, Mr. Dadario and Mr. Cowell were the only named executive officers who participated in the 401(k) plan. We made discretionary matching contributions in the amount of $5,495 for Mr. Dadario in connection with his contributions to the plan during fiscal year 2009 and discretionary matching contributions in the amount of $5,276 for Mr. Dadario in connection with his contributions to the plan during fiscal year 2008. Mr. Dadario forfeited $7,029.67 in discretionary matching contributions as a result of the termination of his employment effective July 14, 2009. We made discretionary contributions in the amount of $5,495 for Mr. Cowell in connection with his contributions to the plan during fiscal year 2009.

Non-Qualified Deferred Compensation Plan. Under the terms of the Company’s deferred compensation plan, our eligible highly compensated employees at the vice president and director levels and above, including each of our named executive officers, may elect to defer the receipt of a portion of the base salary and/or bonus they would otherwise have received when earned. Specifically, participants in the deferred compensation plan may elect to contribute 1% to 50% of their base salary and 1% to 100% of their annual corporate bonus, with the minimum deferral amount equal to $2,500. The participant is, at all times, fully vested in his or her own deferrals. We may, but are not obligated to, contribute to the deferred compensation plan on behalf of employees in the form of discretionary contributions, contributions matching the deferrals made by participants, or both. Participants become vested in any Company contributions (and any gains thereon) over a period of five years of service, with participants becoming fully vested in any Company contributions the event of their death or disability, termination of the plan, certain terminations of employment following a change in control or the participant reaching the “retirement” age of 65. We did not make matching contributions for fiscal year 2009.

Amounts deferred under the deferred compensation plan are deemed invested in the investment funds selected by the participant from the various funds available under the deferred compensation plan. The funds in the deferred compensation plan offer substantially the same asset classes as are available under our 401(k) plan, except that the offered funds are managed by different fund families. Participants may make changes in the allocations of their deferred compensation accounts on a monthly basis, provided that the deferred compensation plan limits the number of fund changes a participant can make within each calendar quarter, whereas our 401(k) plan does not have such limitations. Deferrals are adjusted for earnings and losses in the deemed investments.

Upon termination of a participant’s employment with us (including a termination after reaching retirement age), the participant will receive a distribution in the form of either two equal annual installments or a lump sum payment, as previously elected by the participant. In the event of the participant’s death or disability prior to the participant’s termination of employment, the participant or participant’s beneficiary will receive a lump sum distribution. Payments may also be made in the event of an unforeseeable financial emergency at the discretion of the board of directors. Any payments upon a termination of employment will be made within 90 days of the termination date and as required under Section 409A of the U.S. Internal Revenue Code of 1986, as amended.

In fiscal year 2009, no named executive officer participated in this plan.

Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, long and short-term disability and life insurance, in each case on the same basis as our other employees. We also offer to senior management, including our named executive offers, additional benefits, such as paid commuter and parking costs. The compensation committee believes that these perquisites are less generous than our competitors’ practices and are consistently administered by level.

Transaction Bonus Plan. In January 2010, in connection with our proposed merger with Shiseido, the board of directors established a Transaction Bonus Plan, which the Company filed as an exhibit on its Current Report on Form 8-K filed January 20, 2010 and is hereby incorporated by reference, in which certain employees, including our named executive officers, who are critical to the Company’s success and whose retention is necessary to ensure a smooth transition in connection with the Merger and the future success of the Company, may participate. Upon the consummation of the transactions contemplated by the Merger Agreement, the Transaction Bonus Plan provides for the payment by the Company to plan participants of cash bonuses in an aggregate amount not to exceed $1,119,000, with the individual amounts of such cash bonuses and the eligibility criteria for participation in such Transaction Bonus Plan determined by the board of directors in its reasonable discretion. The board of directors approved transaction bonuses to Ms. Blodgett, Mr. McCormick and Mr. Cowell of $125,655, $90,940, and $57,920, respectively.

Stock Ownership Guidelines

In June 2007, the board of directors adopted stock ownership guidelines to help ensure that our chief executive officer and other executive officers remain focused on the long-term interests of our stockholders and our long-term strategic objectives. These guidelines are as follows:

•

within five years from the earlier of hire date or implementation of the stock ownership guidelines, our chief executive officer must own or hold shares, restricted stock or stock options having an aggregate market value equal to eight times the annual salary then in effect during that year for our chief executive officer; and

•

within five years from the earlier of hire date or implementation of the stock ownership guidelines, our chief financial officer and chief operating officer must own or hold shares, restricted stock or stock options having an aggregate market value equal to five times the annual salary then in effect during that year for our chief financial officer and chief operating officer.

These guidelines are subject to modification in situations involving dramatic and unexpected changes in stock price or other circumstance our board of directors deems appropriate.

Compensation Committee Report

The Compensation Committee of the board of directors issues the following report for inclusion in the Company’s Annual Report on Form 10-K.

1. The committee has reviewed and discussed the Compensation Discussion and Analysis with management.

2. Based on this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Bradley M. Bloom, Chair

Glen T. Senk

John S. Hamlin

Michael R. Egeck

Summary Compensation Table

The individuals named in the following tables are described elsewhere in this Annual Report on Form 10-K as the “named executive officers,” and they include the Company’s principal executive officer, principal financial officer, and the other most highly compensated executive officer of the Company for fiscal year 2009, together with our former President of Retail, Mr. Dadario, who would have been one of our most highly compensated executive officers if he had remained employed until the end of the most recent fiscal year.

It is important to note that the amounts represented in the “Total” column were not entirely earned in the years represented, and portions of those amounts may never be earned. The amounts represented in the columns entitled “Stock Awards” and “Option Awards” represent the accounting valuation of these awards. The amounts do not necessarily represent the value the executive officer may actually receive.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Leslie A. Blodgett	2009	716,004		—		—	1,522,388	744,798	29,618	(5)	3,012,808
Chief Executive Officer	2008	702,691		—		—	2,084,965	—	29,410	(5)	2,817,066
	2007	681,123		—		—	2,084,965	650,000	47,126	(5)	3,463,214

Myles B. McCormick	2009	445,924		—		—	665,437	347,135	21,856	(6)	1,480,352
Executive Vice President, Chief Financial Officer and Chief Operating Officer	2008	429,620		—		—	555,146	—	15,130	(6)	999,896
	2007	392,308		—		—	449,369	300,000	18,442	(6)	1,160,119

Simon Cowell	2009	272,981	(2)	—		—	79,020	132,038	13,794	(7)	497,833

Michael Dadario	2009	229,488		—		106,981	(799)	—	17,032	(8)	352,702
President of Retail(1)	2008	209,421		260,000	(3)	144,956	799	—	17,620	(8)	632,796

(1)	Mr. Dadario commenced employment in June 2008 and terminated employment effective July 14, 2009.

(2)	Mr. Cowell’s annualized salary reflects adjustments made in fiscal year 2009. Mr. Cowell’s original annual salary was set at $200,000 for fiscal year 2009 and was subsequently adjusted to $215,000 effective February 2, 2009 in connection with his promotion to Vice President of Marketing, to $275,000 effective June 15, 2009, and to $325,000 effective August 24, 2009 in connection with his promotion to SVP, Global Marketing & Brand.

(3)	Amount includes a guaranteed incentive bonus of $140,000 and a one-time signing bonus of $120,000 paid upon commencement of Mr. Dadario’s employment.

(4)	Amounts reflect the dollar amount recognized for financial statement reporting purposes for fiscal years 2009, 2008 and 2007 associated with the named executive officer’s options and stock awards, calculated in accordance with ASC 718 for financial statement reporting purposes and do not reflect whether the recipient has actually realized a financial benefit from the awards. Includes amounts attributable to awards granted in and prior to the applicable year. Pursuant to SEC rules, amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the “Grants of Plan-Based Awards” table below for more information regarding stock option and stock awards granted in 2009. For our 2009 fiscal year, the weighted-average assumptions are: expected dividend rate 0.0%; expected volatility 73.0%; risk-free interest rate 2.0% and expected lives (years) 4.0 to 4.75. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the assumptions made in determining grant date fair value and compensation costs of equity awards.

(5)	Amount for fiscal year 2009 includes $15,088 for car allowance and parking and $14,530 in employer contributions for medical, dental, life insurance and disability benefits. We provide all employees with access to Perkline, an on-line discount website. Amount for fiscal year 2008 includes $14,880 for car allowance and parking and $14,530 in employer contributions for medical, dental, life insurance and disability benefits. Amount for fiscal year 2007 includes $28,690 in employer contributions for medical, dental, life insurance and disability benefits, $14,640 for car allowance and parking and $3,796 for personal use of executive assistant approximately 5% of the time.

(6)	Amount for fiscal year 2009 includes $11,084 in employer contributions for medical, dental, life insurance and disability benefits, $6,692 in accrued vacation payout and $4,080 for parking. We provide all employees with access to Perkline, an on-line discount website. Amount for fiscal year 2008 includes $11,050 in employer contributions for medical, dental, life insurance and disability benefits and $4,080 for parking. Amount for fiscal year 2007 includes $14,602 in employer contributions for medical, dental, life insurance and disability benefits and $3,840 for parking.

(7)	Amount for fiscal year 2009 includes $5,495 discretionary matching contribution made by us under our 401(k) plan (of which $1,813 was vested as of January 3, 2010), $4,665 in employer contributions for medical, dental, life insurance and disability benefits and $3,634 in commuting benefits. We provide all employees with access to Perkline, an on-line discount website.

(8)	Amount for fiscal year 2009 includes $7,280 for car allowance and parking, $5,127 in discretionary matching contributions made by us under our 401(k) plan and $4,625 in employer contributions for medical, dental, life insurance and disability benefits. We provide all employees with access to Perkline, an on-line discount website. Amount for fiscal year 2008 includes $6,840 for car allowance and parking, $5,504 in employer contributions for medical, dental, life insurance and disability benefits and $5,276 in discretionary matching contributions made by us under our 401(k) plan (none of which was vested as of the fiscal year ended December 28, 2008). Mr. Dadario forfeited $7,029 in discretionary matching contributions as a result of the termination of his employment effective July 14, 2009.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers for the fiscal year ended January 3, 2010.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Option (#)	Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)(3)	Threshold ($)	Target ($)	Maximum ($)
Leslie A. Blodgett		175,000	700,000	1,400,000	—	—	—	—	—	—	—
Myles B. McCormick		81,563	326,250	652,500	—	—	—	—	—	—	—
Simon Cowell(1)		29,488	117,953	235,906	—	—	—	—	—	—	—
	9/16/2009	—	—	—	—	—	—	—	60,000	11.29	407,472
Michael Dadario(2)		34,423	137,693	275,386	—	—	—	—	—	—	—

(1)	Mr. Cowell’s bonus opportunity was originally set at 40% of his base salary then adjusted to 50% as described above in the section titled “Elements of Compensation – Corporate Bonus Plan.” The amounts in the table above reflect bonus opportunities calculated using 40% of base salary through August 23, 2009 and 50% thereafter.

(2)	Mr. Dadario’s employment with the Company terminated on July 14, 2009, resulting in the forfeiture of his plan-based awards for the 2009 fiscal year ended January 3, 2010. The amounts of estimated future payouts under non-equity incentive plan awards represent the amounts that Mr. Dadario could have earned under the plan had he remained employed with the Company through January 3, 2010.

(3)	The maximum amount of our named executive officers’ bonus opportunities under the 2009 corporate bonus plan was capped at 200% of base salary. For a description of these awards, see the section of this Item 11 titled “Compensation Discussion and Analysis.”

(4)	Amount reflects the full grant date fair value of each target equity award computed in accordance with ASC 718 for financial statement reporting purposes and does not reflect whether the recipient has actually realized a financial benefit from the awards. For our 2009 fiscal year, the weighted-average assumptions using a Block-Scholes model made by the Company in determining grant date fair value are: expected dividend rate 0.0%; expected volatility 73.0%; risk-free interest rate 2.0% and expected lives (years) 4.0 to 4.75.

Discussion of Summary Compensation and Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table was paid or awarded, are described above in the section entitled “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.

Employment Agreements and Arrangements

Employment Agreement. We originally entered into an employment agreement with Leslie A. Blodgett as our chief executive officer on May 3, 2004, and subsequently amended that agreement on August 2, 2005 and May 31, 2006. On December 19, 2008, we entered into an amended and restated employment agreement with Ms. Blodgett. Pursuant to her employment agreement, Ms. Blodgett is required to devote her full business time and her best efforts, business judgment, skill and knowledge exclusively to our business and affairs. However, she is permitted to continue her membership in the Young Presidents Organization, join two additional corporate boards of entities that are not our competitors and continue her membership and involvement in an advisory capacity with JH Partners, LLC. Her base salary set forth in her employment agreement is $700,000, retroactive to January 1, 2008 and may be adjusted annually for cost of living increases as determined by the compensation committee of the board of directors, in its sole discretion. She is also eligible for an annual bonus at the 100% target level under our annual bonus plan. The amended and restated employment agreement has an initial term through December 31, 2009 and provides for automatic one-year extensions unless either party provides the other with written notice 60 days prior to the end of the term. Ms. Blodgett’s employment agreement also contains a nonsolicitation clause pursuant to which she may not, for a period of 18 months following her termination of employment, solicit for hire or attempt to hire any employee of the Company or encourage any employee of the Company to terminate employment. For a discussion of the amounts payable to Ms. Blodgett under the employment agreement upon termination of her employment, see the section entitled “Additional Severance and Change in Control Provisions – Leslie A. Blodgett” below.

Name and Likeness License. We have entered into a Name and Likeness License Agreement with Ms. Blodgett pursuant to which she has granted us an exclusive, worldwide license to use her name, likeness, image, voice, signature, photograph and other elements or attributes of her persona, identity or personality for our products and services. The license is royalty-free and perpetual, except as described below. We are currently the owner of the primary trademarks employed in our business and, under the license agreement, we will generally have the right to develop and register in our name, trademarks that incorporate Ms. Blodgett’s name and likeness and to use exclusively these marks in our business. If Ms. Blodgett ceases to serve as an officer of the Company in a general management role, we will continue to have the license rights contemplated by the license agreement, including the right to use those marks for any new business, as long as such new business is substantially consistent with the image, look and goodwill of the licensed marks at the time that Ms. Blodgett ceased to serve as an officer.

In the event that we terminate Ms. Blodgett’s employment without “cause” or she terminates her employment for “good reason,” each as defined in her employment agreement, the license will cease to be exclusive, and we will be limited in our ability to create new marks incorporating her name, likeness, image, voice, signature, photograph and other elements or attributes of her persona, identity or personality for our products and services. In these circumstances, Ms. Blodgett would receive the right to use her name in other businesses that could directly compete with us. If Ms. Blodgett’s employment terminates under these circumstances, Ms. Blodgett would receive a 1% royalty on net revenues we derive from any of our products or services bearing any of the licensed marks. Ms. Blodgett will have the right to terminate the license agreement on 180 days notice beginning three years after the later of her ceasing to be an officer of the Company in a general management role or ceasing to be a member of the board of directors; provided that we will retain a perpetual, non-exclusive license to use the intellectual property covered by the license agreement in products or services we sold or provided prior to her ceasing to be an officer, including following a termination of the license agreement.

Either party may terminate the license agreement upon a material breach by the other party, following notice and an opportunity to cure. The license agreement contains various customary provisions regarding our obligations to preserve the quality of the licensed marks and to protect these marks from infringement by third parties.

Severance Rights Agreement. On December 18, 2008, we entered into a Severance Rights Agreement with Mr. McCormick that provides for certain payments following termination of employment. For a discussion of those arrangements, see the section entitled “Additional Severance and Change in Control Provisions—Myles B. McCormick,” below.

Effect of the Merger on the Agreements Described Above.

On January 14, 2010, each of Leslie Blodgett and Myles McCormick entered into an employment agreement with the Company to continue his or her employment with the Company following the closing of our proposed merger with Shiseido. The employment agreements, which are effective and contingent upon the consummation of the Merger, contain terms relating to the employment of the executive officers following the Effective Time of the Merger (as those terms are defined in the Merger Agreement). Further information relating to the compensation of the named executive officers in connection with the Merger is disclosed in the Company’s Schedule 14D-9 and exhibits filed in connection with the tender offer.

Outstanding Equity Awards at Fiscal Year-End 2009

	Option Awards								Stock Awards
Name	Option/ Award Grant Date		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Leslie A. Blodgett	7/22/2004	(1)	1,010,250	—	—	0.47	(3)	7/21/2014	—	—	—	—
	7/22/2004	(1)	531,710	—	—	0.47	(3)	7/21/2014	—	—	—	—
	12/13/2005	(1)	145,921	48,640	—	2.39	(4)	12/12/2015	—	—	—	—
	6/30/2006	(1)	140,210	140,209	—	8.87		6/29/2016	—	—	—	—

Myles B. McCormick	12/30/2004	(1)	312,000	—	—	0.47	(3)	12/29/2014	—	—	—	—
	12/30/2004	(1)	48,000	—	—	0.47	(3)	12/29/2014	—	—	—	—
	4/4/2005	(1)	20,160	6,720	—	0.64	(5)	4/3/2015	—	—	—	—
	4/4/2005	(1)	37,440	12,480	—	0.64	(5)	4/3/2015	—	—	—	—
	12/13/2005	(1)	26,485	6,621	—	2.39	(4)	12/12/2015	—	—	—	—
	6/30/2006	(1)	48,825	32,548	—	8.87		6/29/2016	—	—	—	—
	3/12/2008	(2)	12,500	37,500	—	24.34		3/11/2015	—	—	—	—
	12/22/2008	(2)	31,250	93,750	—	4.30		12/21/2015	—	—	—	—

Simon Cowell	9/15/2008	(2)	7,125	21,375	—	11.00		9/14/2015	—	—	—	—
	12/22/2008	(2)	3,750	11,250	—	4.30		12/21/2015	—	—	—	—
	9/16/2009	(2)	—	60,000	—	11.29		9/15/2016	—	—	—	—

(1)	Options vest annually at a rate of 20% per year commencing on the first anniversary of the grant date.

(2)	Options vest annually at a rate of 25% per year commencing on the first anniversary of the grant date.

(3)	In connection with our June 2006 recapitalization, the compensation committee of our board of directors exercised its discretion under our 2004 Equity Incentive Plan and reduced the exercise price from $0.71 to $0.47 to address in part the impact of the extraordinary dividend on the value of the options.

(4)	In connection with our June 2006 recapitalization, the compensation committee of our board of directors exercised its discretion under our 2004 Equity Incentive Plan and reduced the exercise price from $3.61 to $2.39 to address in part the impact of the extraordinary dividend on the value of the options.

(5)	In connection with our June 2006 recapitalization, the compensation committee of our board of directors exercised its discretion under our 2004 Equity Incentive Plan and reduced the exercise price from $0.97 to $0.64 to address in part the impact of the extraordinary dividend on the value of the options. Mr. Dadario, whose employment with the Company terminated on July 14, 2009, did not hold any equity awards at the end of fiscal year 2009.

2009 Option Exercises and Stock Vested

Name	Options Awards	Stock Awards	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Myles B. McCormick	120,000	249,000
Michael Dadario(2)			12,500	125,113

(1)	The value realized upon exercise of an award is calculated based on the number of shares issued upon exercise of such award multiplied by the difference between the fair market value per share on the date of exercise less the exercise price per share of such option.

(2)	Mr. Dadario terminated his employment with us effective July 14, 2009.

2009 Nonqualified Deferred Compensation

In fiscal year 2009, none of our named executive officers participated in this plan. No matching contributions were made to the deferred compensation plan for 2009.

For a description of our deferred compensation plan, please see the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Non-Qualified Deferred Compensation Plan” above.

Potential Payments Upon Termination or Change in Control

We have entered into agreements and maintain plans that may require us to make payments and/or provide certain benefits to our named executive officers in the event of a termination of their employment or a change in control. The following tables and narrative disclosure summarize the potential payments to each named executive officer assuming that one of the events listed in the tables below occurs. The tables assume that the applicable event(s) occurred on January 3, 2010, the last day of our last completed fiscal year. Our 2004 Equity Incentive Plan and our 2006 Equity Incentive Award Plan contain change in control provisions as described above. See the section entitled “Employee Benefit Plans,” below. For purposes of estimating the value of amounts of equity compensation to be received in the event of a termination of employment or change in control, we have assumed a price per share of our common stock of $12.23, which represents the closing market price of our common stock as reported on Nasdaq on December 31, 2009, which is the last business day before our 2009 fiscal year ended on January 3, 2010.

Although the Merger Agreement contemplates certain transactions, which, if consummated, would result in a change in control, in accordance with SEC rules, the tables below have been completed based on the assumption that a change in control occurred on January 3, 2010 (prior to the date we entered into the Merger Agreement).

Mr. Dadario’s employment terminated effective July 14, 2009. In connection with his termination, he did not receive any severance.

Additional Severance and Change in Control Provisions

Leslie A. Blodgett

Termination due to Death or Disability. Ms. Blodgett’s employment agreement, dated December 19, 2008, will terminate upon her death or disability. Disability is defined as her becoming disabled by illness, injury, accident or condition of either a physical or psychological nature, resulting in her being unable to perform substantially all of her duties and responsibilities with or without reasonable accommodation, for 120 days during any period of 365 consecutive days. In the event Ms. Blodgett’s employment is terminated due to death or disability, she or her estate, as applicable, is entitled to receive (i) any earned but unpaid amounts of her base salary and bonus compensation, (ii) a pro-rated portion of any bonus she would have earned for the year in which the termination as a result of her death or disability occurred, based on actual performance for and period of time she served during such year, payable when we generally pay bonuses to employees, (iii) accrued vacation and (iv) reimbursable expenses unpaid at the date of termination. In the event she becomes disabled, the board of directors may designate another employee to act in her place during any period of disability, and she is entitled to receive her base salary and benefits, reduced by any disability income benefits she receives under our disability income plan.

Termination for Cause. We may terminate, at any time, Ms. Blodgett’s employment agreement for cause. Cause is defined as Ms. Blodgett’s:

•	commission of a felony or crime involving dishonesty or moral turpitude;

•	commission of any fraud, theft, embezzlement, misappropriation of funds, material breach of fiduciary duty as an officer or member of the board of directors or serious act of dishonesty;

•

failure to follow the reasonable instructions of the board of directors, which failure does not cease within 15 days after written notice specifying such failure in reasonable detail is given to Ms. Blodgett by the board of directors;

•	engaging in conduct likely to make us or any of our affiliates subject to criminal liabilities, other than those arising from our normal business activities; or

•

willful engagement in any other conduct or gross negligence, in either case that involves a material breach of fiduciary obligations on the part of Ms. Blodgett as an officer or member of the board of directors, or that could reasonably be expected to have a material adverse effect upon the business interests or reputation of us or any of our affiliates.

Upon termination for cause, Ms. Blodgett is not entitled to any payment or benefit other than the payment of accrued base salary, accrued vacation and reimbursable expenses unpaid at the date of termination and the availability of health insurance coverage under COBRA.

Termination by Us Other than for Cause or Resignation with Good Reason. The employment agreement provides Ms. Blodgett with certain severance benefits in the event her employment is terminated by us other than for cause, or if she resigns with “good reason.” “Good reason” is defined as:

•	a failure by us to continue Ms. Blodgett as chief executive officer;

•	the material diminution of nature or scope of her responsibilities, duties or authority;

•	a material breach of the employment agreement by us;

•	requiring her to report to anyone other than the board of directors; or

•	requiring her to relocate her primary company office outside of the San Francisco, California area.

In order to terminate her employment for “good reason,” Ms. Blodgett must provide us with written notice of the occurrence of any of the events or conditions listed above within 30 days of such occurrence. Upon receiving such notice, we have 30 days to cure the event or condition, and, if we do not, Ms. Blodgett must then resign within 30 days after the expiration of the cure period.

Upon a termination of Ms. Blodgett’s employment other than for cause, or if she resigns with “good reason,” we are required to pay her accrued base salary, accrued vacation and reimbursable expenses unpaid at the date of termination. Provided Ms. Blodgett executes a release of claims and complies with her obligations under her confidentiality and invention assignment agreements, we are also required to pay her severance in the amount of her then-current base salary for 18 months, 150% of the bonus she received for the most recently completed bonus year, and an additional $7,000 which she may, but is not required to, use to pay the premiums upon converting her Company-provided group life insurance policy into an individual policy. Such severance is required to be paid in 18 equal monthly installments commencing on the date of such termination, unless applicable tax rules require a delay in payment. If such a delay is required, no severance payments will be made to Ms. Blodgett for six months following her termination, but Ms. Blodgett will receive a lump-sum payment representing the severance payments so deferred after the expiration of such six-month period. In addition, the remaining installment payments will be made in accordance with the original schedule. In addition, to the extent permitted by the terms of the applicable plans, subject to any applicable employee contribution, we will be required to continue to contribute to the cost of participation by Ms. Blodgett, her spouse and her eligible dependents in our health and welfare plans for a period of 18 months after termination.

Resignation Other than for Good Reason. Ms. Blodgett may also terminate her employment agreement other than for good reason at anytime upon 30 days notice to us. In the event of termination, the board of directors may elect to waive or reduce the period of notice and may, at its discretion, elect to pay Ms. Blodgett her base salary for the notice period (or any remaining portion of the period). Upon termination, we are required to pay Ms. Blodgett her accrued base salary, accrued vacation and reimbursable expenses unpaid at the date of termination. Ms. Blodgett will not be entitled to receive any annual bonus after the provision of notice of such termination.

Termination Following a Change in Control. In the event we terminate Ms. Blodgett’s employment other than for cause or she resigns for good reason within 12 months of a change in control (as defined in our 2006 Equity Incentive Award Plan), her severance benefits are in the same amount and paid under the same terms and conditions as prior to a change in control. In addition, upon such termination following a change in control, the unvested equity awards held by Ms. Blodgett will be fully vested. If it is determined that any payment or benefit provided to Ms. Blodgett would result in an excise tax under the “golden parachute” provisions of the Internal Revenue Code of 1986, as amended (the “Code”), Ms. Blodgett would be entitled to receive either (i) all the payments and benefits to which she is entitled under her employment agreement without regard to the excise tax so imposed or (ii) an amount of payments and benefits that are reduced such that the excise tax does not apply, whichever maximizes her total after-tax payments, as determined by the Company’s independent accountants.

The following table quantifies certain payments which may become due to Ms. Blodgett.

Executive Benefits and Payments upon Termination*

	Termination Due to Death or Disability		Termination for Cause		Termination by Us Other than for Cause or Resignation with Good Reason		Resignation Other than for Good Reason		Termination Following a Change in Control
Compensation:
Base salary	$13,462	(1)	$13,462	(1)	$13,462	(1)	$13,462	(1)	$13,462	(1)
Severance payment	—		—		1,050,000	(3)	—		1,050,000	(3)
Annual bonus incentive	—		—		1,117,197	(4)	—		1,117,197	(4)
Unvested and accelerated stock Options	—		—		—		—		950,384	(8)
Excise tax cut-back	—		—		—		—		—	(9)
Other	—		—		7,000	(5)(6)	—		7,000	(5)(6)

Benefits and perquisites:
Medical benefits	—		—		20,708	(7)	—		20,708	(7)
Accrued vacation pay	80,769	(2)	80,769	(2)	80,769	(2)	80,769	(2)	80,769	(2)

*	The table assumes that the events listed in this table occurred on January 3, 2010, the last day of our last completed fiscal year.

(1)	Represents earned but unpaid salary as of January 3, 2010.

(2)	Based on vacation days accrued as of January 3, 2010.

(3)	Represents 18 months of base salary.

(4)	Ms. Blodgett is entitled to receive 150% of the annual bonus incentive earned for fiscal year ended 2009, the most recently completed bonus year.

(5)	Under the Name and Likeness License Agreement between Ms. Blodgett and us, in the event that we terminate Ms. Blodgett’s employment without “cause” or she terminates her employment for “good reason,” each as defined in her employment agreement, Ms. Blodgett will be entitled to receive a 1% royalty on net revenues we derive from any of our products or services bearing her name, likeness, image, voice, signature, photograph and other elements or attributes of her persona, identity or personality. For more information about the Name and Likeness License Agreement, see the section entitled “Employment Agreements and Arrangements—Name and Likeness License,” above.

(6)	Ms. Blodgett may, but is not required to, use this amount to convert her Company life insurance policy into an individual policy.

(7)	Represents the cost of providing 18 months of medical benefits.

(8)	All unvested options held by Ms. Blodgett will become vested and exercisable in full upon the occurrence of a covered transaction. The amount set forth in the table was calculated by multiplying the number of shares subject to the options by the difference between the closing price of our common stock on December 31, 2009, which is the last business day before our 2009 fiscal year ended on January 3, 2010, and the respective exercise prices of unvested options subject to acceleration. Does not include amounts related to vested options.

(9)	Based on the following assumptions, the payments and benefits payable to Ms. Blodgett upon a termination of employment in connection with a change in control would not be subject to the excise tax under Sections 280G and 4999 of the Internal Revenue Code: (i) base amount calculations were based on Ms. Blodgett’s average W-2 compensation for the period from 2005-2009, (ii) a statutory federal income tax rate of 35%, a California income tax rate of 10% and a Medicare tax rate of 1.45%, (iii) equity awards and other one-time bonuses made within one year of the change in control transaction were presumed to be in contemplation of the transaction, and (iv) stock options that became vested upon employment termination were valued based on their intrinsic value on January 3, 2010 (i.e ., the positive difference between the stock’s fair market value on that date and the exercise price or purchase price, if any). As a result, the table includes the full amount due to Ms. Blodgett under the terms of her employment agreement.

Myles B. McCormick

Mr. McCormick’s employment with us is “at will,” and may be terminated by either him or us for any reason. On December 19, 2008, we entered into a severance rights agreement with Mr. McCormick, which specifies the amounts he is entitled to receive upon a termination of employment, as described below.

Termination for Cause, due to Death or Disability or Resignation. In the event that Mr. McCormick’s employment is terminated by us for cause, or Mr. McCormick terminates his employment for any reason or as a result of his death or disability, Mr. McCormick or his estate, as applicable, is entitled to receive any accrued base salary, accrued vacation and reimbursable expenses unpaid at the date of termination.

For this purpose, cause is defined as Mr. McCormick’s:

•	conviction of, or a plea of guilty or nolo contendere to, a felony;

•	breach of any confidentiality, assignment of inventions or other agreement between us and Mr. McCormick; or

•

open disregard of his responsibilities to the Company and refusal to devote substantial time and energy to the business and affairs of the Company within 30 days after written notice to Mr. McCormick by the board of directors that he has consistently failed to do so.

Termination by Us Other than for Cause. In the event we terminate Mr. McCormick’s employment other than for cause, we are required to pay him accrued base salary, accrued vacation and reimbursable expenses unpaid at the date of termination. Provided Mr. McCormick executes a release of claims and complies with his obligations under any confidentiality, assignment of inventions or other agreement with the Company, we are also required to pay him a severance benefit in the form of a lump sum cash payment equal to 12 months of his then current base salary. The severance benefit is to be paid to Mr. McCormick on the 30th day following his termination, except to the extent applicable tax rules require a six-month delay in payment. If such a delay is required, the severance will be paid in the form of a lump sum cash payment after the end of six months following Mr. McCormick’s termination.

Termination Following a Change in Control. In the event we terminate Mr. McCormick’s employment other than for cause or he resigns for “good reason” within 12 months after a change in control (as defined in our 2006 Equity Incentive Award Plan), we are required to pay him accrued base salary, accrued vacation and reimbursable expenses unpaid at the date of termination. Provided that Mr. McCormick executes a release of claims and complies with his obligations under any confidentiality, assignment of inventions or other agreement with the Company, we are also required to pay him a severance benefit in the form of a lump sum cash payment equal to 12 months of his then current base salary and 100% of his cash bonus earned in the prior year, and to continue to contribute to the cost of participation by Mr. McCormick and his eligible dependents in our health and welfare plans for up to 12 months following the termination. Additionally, the unvested equity awards then held by Mr. McCormick will become fully vested. If it is determined that any payment or benefit provided to Mr. McCormick would result in an excise tax under the “golden parachute” provisions of the Code, Mr. McCormick would be entitled to receive either (i) all the payments and benefits to which he is entitled under the severance rights agreement without regard to the excise tax so imposed or (ii) an amount of payments and benefits that are reduced such that the excise tax does not apply, whichever maximizes his total after-tax payments, as determined by the Company’s independent accountants.

“Good reason” is defined as:

•	a material reduction in Mr. McCormick’s base salary;

•	a material diminution in his position or responsibilities;

•	requiring that he relocate his principal place of employment to a location that would increase his one-way commute by more than 25 miles; or

•	a material breach of the severance rights agreement by us.

In order to terminate his employment for “good reason,” Mr. McCormick must provide us with written notice of the occurrence of any of the events or conditions listed above within 30 days of such occurrence. Upon receiving such notice, we have 30 days to cure the event or condition, and, if we do not, Mr. McCormick must then resign within 30 days after the expiration of the cure period.

The following table quantifies certain payments which may become due to Mr. McCormick.

Executive Benefits and Payments upon Termination*

	Termination Due to Death or Disability		Termination for Cause		Termination by Us Other than for Cause		Resignation		Termination Following a Change in Control
Compensation:
Base salary	$8,366	(1)	$8,366	(1)	$8,366	(1)	$8,366	(1)	$8,366	(1)
Severance payment	—		—		435,000	(3)	—		435,000	(3)
Annual bonus incentive	—		—		—		—		347,135	(4)
Unvested and accelerated stock options	—		—		—		—		1,140,531	(5)
Excise tax cut-back	—		—		—		—		—	(6)

Benefits and perquisites:
Medical benefits	—		—		—		—		14,058	(7)
Accrued vacation pay	33,462	(2)	33,462	(2)	33,462	(2)	33,462	(2)	33,462	(2)

*	The table assumes that the events listed in this table occurred on January 3, 2010, the last day of our last completed fiscal year.

(1)	Represents earned but unpaid salary as of January 3, 2010.

(2)	Based on vacation days accrued as of January 3, 2010.

(3)	Represents 12 months of base salary.

(4)	Mr. McCormick is entitled to receive 100% of the annual bonus incentive earned for fiscal year ended 2009, the most recently completed bonus year.

(5)	All unvested options held by Mr. McCormick will become vested and exercisable in full upon the occurrence of a covered transaction. The amount set forth in the table was calculated by multiplying the number of shares subject to the options by the difference between the closing price of our common stock on December 31, 2009, which is the last business day before our 2009 fiscal year ended on January 3, 2010, and the respective exercise prices of unvested options subject to acceleration. Does not include amounts related to vested options.

(6)	Based on the following assumptions, the payments and benefits payable to Mr. McCormick upon a termination of employment in connection with a change of control would not be subject to the excise tax under Sections 280G and 4999 of the Internal Revenue Code: (i) base amount calculations were based on Mr. McCormick’s average W-2 compensation for the period from 2005-2009, (ii) a statutory federal income tax rate of 35%, a California income tax rate of 10% and a Medicare tax rate of 1.45%, (iii) equity awards and other one-time bonuses made within one year of the change in control transaction were presumed to be in contemplation of the transaction, and (iv) stock options that became vested upon employment termination were valued based on their intrinsic value on January 3, 2010 (i.e., the positive difference between the stock’s fair market value on that date and the exercise price or purchase price, if any). As a result, the table includes the full amount due to Mr. McCormick under the terms of his employment agreement.

(7)	Represents the cost of providing 12 months of medical benefits.

Simon P. Cowell

Mr. Cowell’s employment with us is “at will,” and may be terminated by him or us for any reason. In the event that we terminate Mr. Cowell’s employment, with or without cause, he will receive accrued base salary and accrued vacation through the date of termination.

The following table quantifies certain payments which may become due to Mr. Cowell.

Executive Benefits and Payments upon Termination*

	Termination Due to Death or Disability		Termination for Cause		Termination by Us Other than for Cause		Resignation		Termination Following a Change in Control
Compensation:
Base salary	$6,250	(1)	$6,250		$6,250		$6,250	(1)	$6,250	(1)

Benefits and perquisites:
Accrued vacation pay	19,984	(2)	19,984	(2)	19,984	(2)	19,984	(2)	19,984	(2)

*	The table assumes that the events listed above occurred on January 3, 2010, the last day of our last completed fiscal year.

(1)	Represents earned but unpaid salary as of January 3, 2010.

(2)	Based on vacation days accrued as of January 3, 2010.

Compensation Committee Interlocks and Insider Participation

None of the members who served on our compensation committee during the last fiscal year or who currently serve on the compensation committee has, at any time, been one of our officers or employees. None of our named executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Employee Benefit Plans

2006 Equity Incentive Award Plan. Under the 2006 Equity Incentive Award Plan, or the 2006 plan, a total of 4,500,000 shares of our common stock (or the equivalent in other equity securities) have been initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, performance share awards, performance stock unit awards, stock payment awards, performance-based awards and other stock-based awards, including the number of shares remaining available for future awards under our 2004 Equity Incentive Plan as of September 28, 2006, the effective date of the 2006 plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2006 plan will be increased by the number of shares represented by awards outstanding under our 2004 Equity Incentive Plan that are forfeited or cancelled, or that expire or terminate, on or after September 28, 2006, including any shares that are forfeited by the holder or repurchased by the Company pursuant to the terms of the relevant award agreement at a price not greater than the original purchase price paid. As of January 3, 2010, options to purchase a total of 11,913 shares of our common stock had been exercised, options to purchase 1,748,123 shares of our common stock were outstanding and 3,972,603 shares of our common stock remained available for grant. As of January 3, 2010, the outstanding options were exercisable at a weighted average exercise price of $11.11 per share.

The administrator of the 2006 plan is authorized to provide for the acceleration of vesting and/or cash-out, termination, assumption, substitution or conversion of awards under the 2006 plan in the event of a change in control or certain other unusual or nonrecurring events or transactions, and may make appropriate adjustments to such awards. In addition, the administrator of the 2006 plan will also have complete discretion to structure one or more awards under the 2006 plan to provide that such awards will become vested and exercisable or payable on an accelerated basis in the event such awards are assumed or replaced with equivalent awards, but the individual’s service with us or the acquiring entity is subsequently terminated within a designated period following the change in control event.

We filed a registration statement with the SEC on Form S-8 covering the shares of our common stock issuable under the 2006 plan.

2004 Equity Incentive Plan. We adopted our 2004 Equity Incentive Plan, or the 2004 plan, in June 2004. We initially reserved a total of 11,564,718 shares of our common stock for issuance under the 2004 plan. As of January 3, 2010, options to purchase a total of 4,367,543 shares of our common stock had been exercised, options to purchase 3,126,307 shares of our common stock were outstanding and zero shares of our common stock remained available for grant. As of January 3, 2010, the outstanding options were exercisable at a weighted average exercise price of $2.39 per share.

No additional awards have been granted under the 2004 plan and no additional awards will be granted under the 2004 plan. The shares represented by awards outstanding under the 2004 plan that expire without having been exercised or that are cancelled, forfeited or repurchased, if any, will become available for grant under the 2006 plan.

In the event of certain “covered transactions,” as defined in the 2004 plan, where the acquiror does not assume or replace awards granted under the 2004 plan, awards issued under the 2004 plan will terminate as of the date of the change in control. Our compensation committee may make appropriate adjustments to awards under the 2004 plan and is authorized to provide for the acceleration, cash-out, assumption, substitution or conversion of such awards. All of the option agreements for time-vesting nonqualified stock options, or NQSOs, granted under the 2004 plan provide that such options will become vested and exercisable in full upon the occurrence of a covered transaction. Further, the option agreements for all outstanding performance-vesting NQSOs provide that the time-vesting criteria of such options will be deemed fully satisfied on the consummation of a “qualifying sale transaction,” as defined in the 2004 plan.

We filed a registration statement with the SEC on Form S-8 covering the shares of our common stock issuable under the 2004 plan.

For additional discussion of our employee benefit plans, see Note 17 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

The following table sets forth information regarding the securities authorized for issuance under our equity compensation plans as of January 3, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,874,430	$5.52	3,972,603
Equity compensation plans not approved by security holders	—	—	—
Total	4,874,430	$5.52	3,972,603

Effect of the Merger on the Employee Benefit Plans Described Above

Pursuant to the Merger Agreement (i) each stock option granted by the Company to acquire Shares that is outstanding and unexercised immediately prior to the Effective Time will vest in full and be cancelled and converted into the right to receive an amount in cash equal to the number of Shares subject to the unexercised portion of such option immediately prior to such time, multiplied by an amount equal to the Per Share Amount less the applicable exercise price; provided, however, that if the exercise price per Share under any such option is equal to or greater than the Per Share Amount, then such option will be cancelled for no consideration, (ii) each Share that is subject to a risk of forfeiture (each, a “Restricted Share”) that is outstanding immediately prior to the Effective Time will vest in full and be converted into the right to receive the Per Share Amount and (iii) each right to acquire or receive Shares or benefits measured by the value of Shares, and each award of any kind consisting of Shares that may be held for issuance under the Company’s equity incentive plans, other than Options and Restricted Shares (the “Company Awards”), will vest in full and be converted into a right to receive an amount in cash equal to the product of the number of Shares subject to such Company Award (and assuming target levels of achievement under the respective award agreement and Company equity incentive plans) multiplied by the Per Share Amount less any exercise price.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information relating to the beneficial ownership of our common stock as of January 13, 2010, by:

•	each person known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder and each stockholder’s percentage ownership in the following table is based on 92,048,851 shares of common stock outstanding as of January 13, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and shares of which a person has the right to acquire ownership within 60 days after January 13, 2010, if any. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the address of each officer, director and 5% or greater stockholder listed below is c/o Bare Escentuals, Inc., 71 Stevenson Street, 22nd Floor, San Francisco, California 94105.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% and Greater Stockholders
Funds affiliated with Berkshire Partners LLC(1)	14,350,423	15.6%
Berkshire Fund V, Limited Partnership	6,300,566	6.8
Berkshire Fund VI, Limited Partnership	6,856,860	7.4
Berkshire Investors LLC	703,833	*
Berkshire Partners LLC	489,164	*
Capital Research Global Investors(2)	10,081,146	11.0
Capital World Investors(3)	4,270,000	4.6
Sandler Capital Management(4)	3,740,182	4.1
Barclays Global Investors NA(5)	3,378,853	3.7
Burgundy Asset Management LTD(6)	2,767,014	3.0

Directors and Executive Officers
Shares beneficially owned by Leslie A. Blodgett(7)	7,429,082	7.9
Keith M. Blodgett and Leslie A. Blodgett, trustees of the Blodgett Family Trust dated June 7, 2004	4,696,793	5.1
Myles B. McCormick(8)	788,313	*
Simon Cowell(9)	10,875	—
Ross M. Jones(10)(11)	49,061	*
Bradley M. Bloom(10)	102,316	*
Kristina M. Leslie(12)	7,500	—
Lea Anne S. Ottinger(13)	168,492	*
Karen Rose(14)	61,806	*
Glen T. Senk(15)	71,187	*
Ellen L. Brothers(16)	—	—
John S. Hamlin(17)	—	—
Michael R. Egeck(18)	—	—
Michael Dadario(19)	12,500	*
All directors and executive officers as a group (12 persons, excluding Mr. Dadario, who is no longer an executive officer)	8,688,632	9.2

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	(i) 489,164 of these shares are held by Berkshire Partners LLC, (ii) 6,856,860 of these shares are held by Berkshire Fund VI, Limited Partnership, (iii) 6,300,566 of these shares are held by Berkshire Fund V, Limited Partnership and (iv) 703,833 of these shares are held by Berkshire Investors LLC. The business address for these stockholders is c/o Berkshire Partners LLC, 200 Clarendon St., 25th Floor, Boston, MA 02116. Fifth Berkshire Associates LLC, a Massachusetts limited liability company (“Fifth Berkshire”), is the general partner Berkshire Fund V, Limited Partnership (“Berkshire Fund V”). Sixth Berkshire Associates LLC, a Massachusetts limited liability company (“Sixth Berkshire”), is the general partner of Berkshire Fund VI, Limited Partnership (“Berkshire Fund VI”). The managing members of Fifth Berkshire are Bradley M. Bloom (who is one of our directors), Jane Brock-Wilson, Kevin T. Callaghan, Carl Ferenbach, Ross M. Jones (who is one of our directors), Richard K. Lubin, David R. Peeler and Robert J. Small (the “Fifth Berkshire Principals” and, together with Michael C. Ascione, Christopher J. Hadley and Lawrence S. Hamelsky, the “Berkshire Principals”). The Berkshire Principals are the managing members of Sixth Berkshire, Berkshire Investors and Berkshire Partners. Information is based on a Schedule 13D jointly filed with the SEC by Berkshire Fund V, Berkshire Fund VI, Berkshire Investors LLC and Berkshire Partners LLC on January 15, 2010.

(2)	The address for Capital Research Global Investors is 333 South Hope Street, Los Angeles, CA 90071. Information is based on a Schedule 13F filed with the SEC by Capital Research Global Investors on November 13, 2009. One or more clients of Capital Research Global Investors have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Common Stock of Bare Escentuals, Inc. Capital Research Global Investors holds more than five percent of the shares of Bare Escentuals, Inc. as of September 30, 2009 on behalf of AMCAP Fund, Inc. Capital Research Global Investors is a division of Capital Research and Management Company.

(3)	The address for Capital World Investors is 333 South Hope Street, Los Angeles, CA 90071. As of September 30, 2009, Capital World Investors is deemed to be the beneficial owner of 4,270,000 shares or 4.7% of the 91,434,000 shares of Common Stock believed to be outstanding as a result of Capital Research and Management Company acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Information is based on a Form 13F filed with the SEC by Capital World Investors on November 13, 2009.

(4)	The address for Sandler Capital Management is 711 Fifth Avenue, 15th Floor, New York, NY 10022. Sandler Capital Management, a registered investment advisor and a New York general partnership (“SCM”), by virtue of its being the investment adviser to Sandler Associates, Sandler Associates II, LP, Sandler Offshore Fund, Inc., Sandler Plus Master Fund, Ltd., Sandler Capital Structure Opportunities Master Fund, Ltd. and various managed accounts, as a result of which it may be deemed to have beneficial ownership of 3,740,182 shares of Common Stock. Information is based on a Schedule 13D-A filed with the SEC by Sandler Capital Management on October 13, 2009.

(5)	The address for Barclays Global Investors NA is 400 Howard Street, San Francisco, CA 94105. Information is based on a Schedule 13F filed with the SEC by Barclays Global Investors NA on November 12, 2009. One or more clients of Barclays Global Investors NA have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Common Stock of Bare Escentuals, Inc. Barclays Global Investors NA holds more than five percent of the shares of Bare Escentuals, Inc. as of September 30, 2009.

(6)	The address for Burgundy Asset Management LTD is Bay Wellington Tower, Brookfield Place, 181 Bay Street, Suite 4510, PO Box 778, Toronto, Ontario M5J 2T3. Information is based on a Schedule 13F filed with the SEC by Burgundy Asset Management LTD on November 11, 2009. One or more clients of Burgundy Asset Management LTD have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Common Stock of Bare Escentuals, Inc. Burgundy Asset Management LTD holds more than five percent of the shares of Bare Escentuals, Inc. as of September 30, 2009.

(7)	Includes options to purchase 1828,091 shares exercisable within 60 days of January 13, 2010 and includes 4,696,793 shares held of record by trusts for which Ms. Blodgett and her husband have shared voting and investment power. Also includes 300 shares held by Ms. Blodgett’s husband as UTMA custodian for Ms. Blodgett’s son for which Ms. Blodgett’s husband has sole voting and investment power; Ms. Blodgett disclaims beneficial ownership of the shares held by Mr. Blodgett as UTMA custodian.

(8)	Includes options to purchase 549,160 shares exercisable within 60 days of January 13, 2010 and 25 shares held by Mr. McCormick’s wife.

(9)	No options to purchase shares exercisable within 60 days of January 13, 2010.

(10)	Messrs. Bloom and Jones are Managing Directors of Berkshire Partners LLC. By virtue of their positions as managing members of each of Berkshire Partners LLC, Berkshire Investors LLC, Fifth Berkshire, the general partner of Berkshire Fund V, and Sixth Berkshire, the general partner of Berkshire Fund VI, Messrs. Bloom and Jones may be deemed to possess beneficial ownership of 14,350,423 shares of common stock beneficially owned by these entities, which represents 15.6% of our outstanding common stock. However, neither Mr. Bloom nor Mr. Jones, acting alone, has voting or investment power with respect to the shares beneficially owned by these entities and, as a result, each of Messrs. Bloom and Jones disclaims beneficial ownership of such shares of our common stock.

(11)	Includes 26,501 shares held by (Imago Dei Fund (formerly known as Green Street Capital Foundation, formerly known as LIP Foundation) a charitable foundation) for which Mr. Jones shares voting and investment control with his wife, but in which he has no pecuniary interest.

(12)	Includes options to purchase 7,500 shares exercisable within 60 days of January 13, 2010.

(13)	Includes options to purchase 17,863 shares exercisable within 60 days of January 13, 2010 and 11,500 shares held by each of the Lauren Elizabeth Ottinger 1993 Trust dated 9/28/93, Michael Walter Ottinger 1993 Trust dated 9/28/93 and Ryan Richard Ottinger 1996 Trust dated 11/22/96.

(14)	Includes options to purchase 31,339 shares exercisable within 60 days of January 13, 2010.

(15)	Includes options to purchase 26,413 shares exercisable within 60 days of January 13, 2010.

(16)	No options to purchase shares exercisable within 60 days of January 13, 2010.

(17)	No options to purchase shares exercisable within 60 days of January 13, 2010.

(18)	No options to purchase shares exercisable within 60 days of January 13, 2010.

(19)	Mr. Dadario, our former President of Retail, terminated his employment with the Company, effective July 14, 2009. Information is based on a From 4 filed with the SEC on June 5, 2009. We do not have any other information regarding the current holdings of Mr. Dadario.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence

The listing standards of Nasdaq require that a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the listed company’s board of directors. After review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, senior management and independent auditors, the board of directors has affirmatively determined that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards: Bradley M. Bloom, Ellen L. Brothers, John S. Hamlin, Ross M. Jones, Kristina M. Leslie, Lea Anne S. Ottinger, Karen M. Rose, Glen T. Senk and Michael R. Egeck. In making this determination, the board of directors found that none of these directors had a material or other disqualifying relationship with the Company.

Certain Relationships and Related Transactions

Since December 28, 2008, we have not been a participant in any transaction in which any of our directors, executive officers or holders of more than 5% of our capital stock (including related persons specified in Instructions to Item 404(a) of SEC Regulation S-K) had or will have a direct or indirect material interest, in which the amount involved in the transaction exceeds $120,000, other than compensation and employment arrangements described elsewhere in this Annual Report on Form 10-K.

Pursuant to our Audit Committee Charter, the audit committee of our board of directors is responsible for reviewing and approving all transactions with related persons required to be disclosed pursuant to Item 404 of SEC Regulation S-K. We have not adopted written procedures for review of, or standards for approval of, these transactions, but instead, the audit committee of our board of directors intends to review such transactions on a case by case basis. Should we have the need to enter into a transaction with a related person, we would strive to obtain terms and pay or receive consideration, as applicable, in connection with the transactions that are comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

In addition, the compensation committee of our board of directors and/or our board of directors will review and approve all compensation-related policies involving our directors and executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm

Our audit committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All non-audit services during fiscal years 2009 and 2008 were pre-approved by the audit committee.

Independent Registered Public Accountants Fee Information

The fees billed or expected to be billed by our independent registered public accounting firm, Ernst & Young LLP, for 2009 and 2008 for professional services are as follows:

Audit Fees

Fees for audit services were $1,401,000 in 2009 and $1,524,000 in 2008 and include fees for the audits of our annual financial statements, including the audit of internal control over financial reporting, the review of our periodic reports filed with the SEC and statutory audits required internationally.

Audit-Related Fees

Fees for audit-related services were $18,000 in 2009 and include fees related to the potential merger with Shiseido. We did not engage Ernst & Young LLP to perform any audit-related services in 2008.

Tax Fees

Fees for tax services were 140,000 in 2009 and include fees related to advisory services on domestic and international tax matters. We did not engage Ernst & Young LLP to perform tax services in 2008.

All Other Fees

All other fees were $1,500 in 2008 relating to online research software fees. We did not have any other fees in 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

2. Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Exhibit Title
3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(2)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate.

4.2(4)	Stockholders Agreement among the Registrant and certain investors set forth therein, dated June 10, 2004.

4.3(4)	First Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated December 21, 2004.

4.4(4)	Second Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated June 28, 2006.

4.5(10)	Third Amendment to the Stockholders Agreement among the Registrant and certain investors set forth therein, dated September 11, 2007.

10.1#(5)	2004 Equity Incentive Plan.

10.2#(4)	First Amendment to 2004 Equity Incentive Plan.

10.3#(4)	Second Amendment to 2004 Equity Incentive Plan.

10.4#(4)	2004 Equity Incentive Plan Form of Time Stock Option Certificate.

10.5#(4)	2004 Equity Incentive Plan Form of Performance Stock Option Certificate.

10.6#(5)	2006 Equity Incentive Award Plan.

10.7#(11)	2006 Equity Incentive Award Plan Form of Stock Option Agreement

10.8#(13)	2006 Equity Incentive Award Plan Form of Restricted Stock Award Agreement

10.9#(12)	2006 Equity Incentive Award Plan Form of Restricted Stock Unit Agreement

10.10#(18)	Deferred Compensation Plan.

10.11#(4)	Employment Offer Letter to Myles B. McCormick, dated December 8, 2004.

10.12†(4)	Amended and Restated Agreement between Dolphin Acquisition Corp. and QVC, Inc. dated December 31, 1998.

10.13(4)	First Amendment to Amended and Restated Agreement between Dolphin Acquisition Corp., d/b/a Bare Escentuals, and QVC, Inc. dated January 29, 1999.

Exhibit Number	Exhibit Title
10.14(4)	Second Amendment to Amended and Restated Agreement between Dolphin Acquisition Corp., d/b/a Bare Escentuals, and QVC, Inc. dated February 9, 1999.

10.15†(4)	License and Supply Agreement between Registrant and BioKool LLC dated September 12, 2005.

10.16†(4)	First Addendum to License and Supply Agreement between Registrant and BioKool LLC effective as of December 29, 2005.

10.17†(4)	Master Services Agreement between Registrant and Datapak Services Corporation dated January 3, 2006.

10.18#(4)	Form of Indemnification Agreement.

10.19(4)	Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.

10.20(4)	First Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated July 21, 2005.

10.21(4)	Second Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated October 7, 2005.

10.22(4)	Third Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated March 17, 2006.

10.23(4)	Fourth Amendment to Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated June 7, 2006.

10.24(4)	Security Agreement in connection with the Credit Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.

10.25(4)	Form of Term Loan Note in connection with the Credit Agreement.

10.26(4)	Form of Revolving Note in connection with the Credit Agreement.

10.27(4)	Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.

10.28(4)	First Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated July 21, 2005.

10.29(4)	Second Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated October 7, 2005.

10.30(4)	Third Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated March 17, 2006.

10.31(4)	Fourth Amendment to Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated June 7, 2006.

10.32(4)	Security Agreement in connection with the Term Loan Agreement among MD Beauty, Inc., Registrant, BNP Paribas, and certain lenders dated February 18, 2005.

10.33(4)	Form of Term Loan Note in connection with Term Loan Agreement.

10.34(4)	Note Purchase Agreement among the Registrant and certain purchasers dated June 7, 2006, including Form of Notes.

10.35(4)	Lease between MD Beauty, Inc. and Davis Forbes Partners, L.P. dated May 26, 2005.

10.36(4)	Office Lease between MD Beauty, Inc. and ECI Stevenson LLC dated February 23, 2005, and First Amendment to Office Lease, dated March 6, 2006.

Exhibit Number	Exhibit Title
10.37†(6)	License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated July 15, 1999.

10.38†(6)	Amendment to License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated March 7, 2003.

10.39(6)	Amendment to License Agreement between MD Beauty, Inc. and TriStrata Technology, Inc. dated October 2, 2003.

10.40†(6)	Purchase and Sale Agreement among MD Formulations, Inc., Allergan, Inc. and Allergan Sales, Inc. dated May 14, 1999.

10.41†(4)	Third Amendment to Amended and Restated Agreement between Bare Escentuals Beauty, Inc. and QVC, Inc. dated September 5, 2006.

10.42(3)	Fifth Amendment to Credit Agreement among Bare Escentuals Beauty, Inc., formerly known as MD Beauty, Inc., Registrant, BNP Paribas and certain lenders dated September 11, 2006.

10.43(3)	Name and Likeness License Agreement between the Registrant and Leslie A. Blodgett dated September 22, 2006.

10.44(7)	Sixth Amendment to Credit Agreement among Bare Escentuals Beauty, Inc., the Registrant, BNP Paribas and the lenders party thereto dated December 20, 2006.

10.45(7)	Amended and Restated Credit Agreement among Bare Escentuals Beauty, Inc., the Registrant., BNP Paribas and the lenders party thereto dated December 20, 2006.

10.46(8)	Second Amendment to Office Lease between Bare Escentuals Beauty, Inc., formerly known as MD Beauty, Inc. and Forward One, LLC, successor-in-interest to ECI Stevenson, LLC dated December 19, 2006.

10.47(8)	Lease between Bare Escentuals Beauty, Inc. and Centerpoint II, LLC dated January 31, 2007.

10.48(8)	Guaranty by Registrant dated January 31, 2007 to Lease between Bare Escentuals Beauty, Inc. and Centerpoint II LLC.

10.49#(9)	Employment Offer Letter to James Taschetta dated August 23, 2007.

10.50#(9)	Amendment to Employment Offer Letter to James Taschetta dated August 23, 2007.

10.51(10)	Master Services Agreement between Registrant and DataPak Services Corporation dated January 1, 2008.

10.52#(13)	Employment Offer Letter to Michael Dadario dated May 18, 2008.

10.53#(14)	Amended and Restated Employment Agreement between Leslie Blodgett and the Registrant dated December 19, 2008.

10.54#(14)	Severance Rights Agreement between Myles McCormick and the Registrant dated December 19, 2008.

10.55#(14)	Severance Rights Agreement between Michael Dadario and the Registrant dated December 19, 2008.

10.56(15)	License and Supply Agreement between Bare Escentuals Beauty, Inc., a wholly owned subsidiary of the Registrant, and BioKool LLC dated March 9, 2009.

10.57#(16)	Separation and Release Agreement between Bare Escentuals Beauty, Inc., a wholly owned subsidiary of the Registrant, and Michael Dadario dated July 20, 2009.

Exhibit Number	Exhibit Title
10.58#(17)	Description of 2009 Corporate Bonus Plan included under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers of our Current Report on Form 8-K and filed with the SEC on April 3, 2009.

10.59(19)	Agreement and Plan of Merger, dated as of January 14, 2010, by and among Bare Escentuals, Inc., Shiseido Company, Limited and Blush Acquisition Corporation.

10.60(20)	Contribution Agreement, dated as of January 14, 2010, by and among Shiseido Company, Limited, Blush Acquisition Corporation and Leslie A. Blodgett.

10.61(21)	Stockholders Support Agreement, dated as of January 14, 2010, by and among Shiseido Company, Limited, Blush Acquisition Corporation, Berkshire Fund V, Limited Partnership, Berkshire Fund VI, Limited Partnership, Berkshire Investors LLC and Berkshire Partners LLC

10.62#(22)	Bare Escentuals, Inc. Transaction Bonus Plan.

10.63#(22)	Employment Agreement, dated as of January 14, 2010, by and between Bare Escentuals, Inc. and Leslie A. Blodgett.

10.64#(22)	Employment Agreement, dated as of January 14, 2010, by and between Bare Escentuals, Inc. and Myles B. McCormick.

10.65(22)	Amended and Restated Name and Likeness License Agreement, dated as of January 14, 2010, by and between Bare Escentuals, Inc. and Leslie A. Blodgett.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

#	Indicates management contract or compensatory plan.

(1)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

(2)	Filed with the Registrant’s Form 8-K filed on November 30, 2007.

(3)	Filed with the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135484) on September 25, 2006.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-135484) on June 30, 2006.

(5)	Filed with the Registrant’s Amendment No. 3 (File No. 333-135484) to the Registration Statement on Form S-1 on September 13, 2006.

(6)	Filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 on August 15, 2006.

(7)	Filed with the Registrant’s Form 8-K filed on December 22, 2006.

(8)	Filed with the Registrant’s Form 8-K filed on March 1, 2007.

(9)	Filed with the Registrant’s Form 8-K filed on October 17, 2007.

(10)	Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008.

(13)	Filed with the Registrant’s Form 8-K filed on June 5, 2008.

(14)	Filed with the Registrant’s Form 8-K filed on December 23, 2008.

(15)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009.

(16)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009.

(17)	Filed with the Registrant’s Form 8-K filed on April 3, 2009.

(18)	Filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

(19)	Filed with the Registrant’s Form 8-K filed on January 15, 2010.

(20)	Filed with Schedule TO filed by Blush Acquisition Corporation and Shiseido Company, Limited on January 25, 2010.

(21)	Filed with Schedule 13D filed by Berkshire Fund V, Limited Partnership’s Schedule 13D on January 15, 2010.

(22)	Filed with the Registrant’s Form 8-K filed on January 20, 2010.

*	These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Bare Escentuals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

BARE ESCENTUALS, INC.

Dated: February 24, 2010	By:	/s/ MYLES B. MCCORMICK
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

Name	Title	Date

/s/ LESLIE A. BLODGETT Leslie A. Blodgett	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2010

/s/ MYLES B. MCCORMICK Myles B. McCormick	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 24, 2010

/s/ KEVIN J. BRADSHAW Kevin J. Bradshaw	Vice President, Controller (Principal Accounting Officer)	February 24, 2010

/s/ ROSS M. JONES Ross M. Jones	Director	February 24, 2010

/s/ BRADLEY M. BLOOM Bradley M. Bloom	Director	February 24, 2010

Name	Title	Date

/s/ KRISTINA M. LESLIE Kristina M. Leslie	Director	February 24, 2010

/S/ LEA ANNE S. OTTINGER Lea Anne S. Ottinger	Director	February 24, 2010

/S/ KAREN M. ROSE Karen M. Rose	Director	February 24, 2010

/s/ GLEN T. SENK Glen T. Senk	Director	February 24, 2010

/S/ ELLEN L. BROTHERS Ellen L. Brothers	Director	February 24, 2010

/S/ MICHAEL R. EGECK Michael R. Egeck	Director	February 24, 2010

/S/ JOHN S. HAMLIN John S. Hamlin	Director	February 24, 2010